Form 10-Q
period 1994-03-31
GENETICS INSTITUTE INC
filed 1994-05-11
CIK 731336

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               _________________

                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1994                  Commission File Number 0-14587
                  --------------                                         -------

                            GENETICS INSTITUTE, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    04-2718435
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 87 Cambridge Park Drive, Cambridge, MA                     02140
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                 (zip code)


Registrant's telephone number, including area code    (617) 876-1170
                                                   -----------------------------

                                      None
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes     X         No
                                                 ---------        ---------

26,359,578 shares of Common Stock, par value $.01 (including 10,358,838 shares represented by Depositary Shares) were outstanding on April 29, 1994.

                            GENETICS INSTITUTE, INC.


                                     INDEX
                                     -----




                                                                                                                    Page
PART I - FINANCIAL INFORMATION                                                                                     Number
- - ------------------------------                                                                                     ------
Item 1 - Financial Statements

         Consolidated Condensed Balance Sheets -
           March 31, 1994, December 31, 1993 and November 30, 1993  . . . . . . . . . . . . . . . . . . . . . .    1
         Consolidated Statements of Operations
           for the Three Months Ended March 31, 1994 and February 28, 1993 and the Month Ended
           December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
         Consolidated Condensed Statements of Cash Flows
           for the Three Months Ended March 31, 1994 and February 28, 1993 and the Month Ended
           December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
         Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .    4


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7


PART II - OTHER INFORMATION
- - ---------------------------

Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
         AS OF MARCH 31, 1994, DECEMBER 31, 1993 AND NOVEMBER 30, 1993

                  (unaudited - in thousands except share data)

                                                                      March 31,             December 31,           November 30,
                                                                        1994                   1993                    1993
                                                                   --------------          -------------           ------------
ASSETS:
         Cash and cash equivalents                                $       4,779            $    20,869           $      5,859
         Marketable securities                                          281,293                283,449                285,625
         Accounts receivable                                             14,799                 16,769                 24,434
         Inventories:
                   Materials and supplies                                 3,994                  3,955                  3,924
                   Work in progress                                         527                    268                    406
                   Finished goods                                         9,008                 11,007                 11,150
                                                                  -------------            -----------           ------------
                                                                         13,529                 15,230                 15,480


         Other current assets                                             5,811                  5,973                  5,426
                                                                  -------------            -----------           ------------
                      Total Current Assets                              320,211                342,290                336,824

         Property, plant and equipment                                  142,382                133,632                138,682
                   Less - accumulated depreciation
                      and amortization                                  (46,185)               (43,361)               (42,245)
                                                                  -------------            -----------           ------------
                      Net Property, Plant and Equipment                  96,197                 90,271                 96,437

         Other assets                                                     5,287                  5,924                  7,476
                                                                  -------------            -----------           ------------
                                                                  $     421,695            $   438,485           $    440,737
                                                                  =============            ===========           ============

LIABILITIES:
         Accounts payable                                         $       7,770            $    12,166           $      7,309
         Accrued expenses                                                16,264                 15,684                 19,733
                                                                  -------------            -----------           ------------
                      Total Current Liabilities                          24,034                 27,850                 27,042

SHAREHOLDERS' EQUITY:
         Common stock, par value $.01;
                   authorized 50,000,000 shares                             263                    263                    262
         Additional paid-in capital                                     588,367                586,947                585,636
         Accumulated deficit                                           (190,969)              (176,575)              (172,203)

                      Total Shareholders' Equity                        397,661                410,635                413,695
                                                                  -------------            -----------           ------------
                                                                  $     421,695            $   438,485           $    440,737
                                                                  =============            ===========           ============


   The accompanying notes are an integral part of these financial statements.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND FEBRUARY 28, 1993
                     AND THE MONTH ENDED DECEMBER 31, 1993

                (unaudited - in thousands except per share data)

                                                                   Three Months Ended
                                                              ----------------------------              Month Ended
                                                               March 31,        February 28,            December 31,
                                                                  1994              1993                   1993
                                                                ---------         --------               --------
REVENUE:
  Product sales                                                 $  12,952        $     8,389           $       3,217
  Royalties                                                         8,872              6,021                   2,251
  Collaborative research and development                            5,126             10,720                   1,771
                                                                ---------        -----------           -------------
    Total Revenue                                                  26,950             25,130                   7,239

OPERATING EXPENSES:
  Cost of sales                                                     7,600              2,785                   1,704
  Research and development                                         27,124             23,835                   9,327
  General and administrative                                        4,217              5,496                   1,196
                                                                ---------        -----------           -------------
     Total Operating Expenses                                      38,941             32,116                  12,227
                                                                ---------        -----------           -------------
LOSS FROM OPERATIONS                                              (11,991)            (6,986)                 (4,988)

OTHER INCOME (EXPENSE), NET:
  Investment income                                                 3,820              5,535                   1,260
  Other, net                                                       (1,880)              (751)                   (644)
                                                                ---------        -----------           -------------
     Total Other Income, Net                                        1,940              4,784                     616
                                                                ---------        -----------           -------------
NET LOSS                                                       $  (10,051)       $    (2,202)          $      (4,372)
                                                               ==========        ===========           =============

DIVIDENDS ON PREFERRED STOCK                                   $        -        $    (1,146)          $           -
                                                               ==========        ===========           =============

NET LOSS APPLICABLE TO
  COMMON SHARES                                                $  (10,051)       $    (3,348)          $      (4,372)
                                                               ==========        ===========           =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                      26,335             24,424                  26,302
                                                               ==========        ===========           =============

NET LOSS PER COMMON
  SHARE                                                        $     (.38)       $      (.14)          $        (.17)
                                                               ==========        ===========           =============





   The accompanying notes are an integral part of these financial statements.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND FEBRUARY 28, 1993
                     AND THE MONTH ENDED DECEMBER 31, 1993

                           (unaudited - in thousands)


                                                                             Three Months Ended
                                                                    -----------------------------------        Month Ended
                                                                    March 31,            February 28,          December 31,
                                                                      1994                   1993                 1993
                                                                   ------------         --------------       --------------
OPERATING ACTIVITIES:
         Net loss                                                   $    (10,051)        $     (2,202)          $      (4,372)

         Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities -
           Depreciation and amortization                                   3,009                2,823                   1,185
           Equity in net loss of affiliates                                1,109                  575                     462
           Compensation related to incentive plans                           220                  331                      79
           Changes in assets and liabilities                                  17               (5,612)                  4,426
                                                                    ------------          -----------              ----------
         Net cash (used in) provided by operating
          activities                                                      (5,696)              (4,085)                  1,780
                                                                    ------------          -----------              ----------

INVESTING ACTIVITIES:
         Purchase of marketable securities                               (90,881)             (96,195)                (22,084)
         Proceeds from sale/maturity of
               marketable securities                                      88,695               95,463                  24,260
         Additions to property, plant and
               equipment                                                  (8,750)              (6,264)                 (4,687)
         Other investing activities                                         (658)                 (92)                  4,591
                                                                    ------------          -----------              ----------
Net cash (used in) provided by investing
         activities                                                      (11,594)              (7,088)                  2,080
                                                                    ------------          -----------              ----------

FINANCING ACTIVITIES:
         Stock issuances                                                   1,200                1,188                   1,233
         Preferred stock dividends                                             -               (1,146)                      -
         Proceeds from sale-leaseback                                          -                    -                   9,917
                                                                    ------------          -----------              ----------

Net cash provided by financing activities                                  1,200                   42                  11,150
                                                                    ------------          -----------              ----------


Net (decrease) increase in cash and cash
         equivalents                                                     (16,090)             (11,131)                 15,010
                                                                    ------------          -----------              ----------
Cash and cash equivalents, beginning of the
         period                                                           20,869               64,623                   5,859
                                                                  --------------         ------------              ----------

Cash and cash equivalents, end of the period                      $        4,779         $     53,492              $   20,869
                                                                  ==============         ============              ==========



   The accompanying notes are an integral part of these financial statements.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.       Significant Accounting Policies

         BASIS OF PRESENTATION. The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes for the year ended November 30, 1993.

         CHANGE IN FISCAL YEAR. The Company changed its fiscal year end from November 30 to December 31 effective January 1, 1994. The one month transition period ended December 31, 1993 is presented separately in the accompanying financial statements. Comparative condensed income statement data for the one month periods ended December 31, 1993 and 1992 is presented below (unaudited - in thousands except per share data):

                                                    Month Ended December 31,
                                                        1993      1992
                                                        ----      ----
           Revenue                                    $7,239    $9,531
          (Loss) income from operations               (4,988)      688
           Net (loss) income                          (4,372)    1,944
           Net (loss) income per common share           (.17)      .06

         MARKETABLE SECURITIES. The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) effective January 1, 1994. Accordingly, at January 1, 1994, the Company's cash equivalents were classified as held-to-maturity (recorded at amortized cost) and its marketable securities were classified as available-for-sale (recorded at fair value). The cumulative effect of implementing SFAS No. 115 was to record a net unrealized gain of $2.6 million on available-for-sale securities. Under SFAS No. 115, such net unrealized holding gains or losses are recorded in shareholders' equity. For periods prior to fiscal 1994, marketable securities are recorded at cost which approximates market. In computing realized gain or loss, the cost of securities sold is based on average cost. The estimated fair value of marketable securities is based primarily on market quotations.

2.       Transactions with American Home Products Corporation

         On September 19, 1991, the Company and American Home Products Corporation ("AHP") entered into an Agreement and Plan of Merger (the "AHP Transaction") that was consummated on January 16, 1992. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Common Stock to AHP for an aggregate purchase price of approximately $300.0 million and, for shares of common stock owned, the Company's shareholders received a combination of cash and Depositary Shares subject to a call option. Under the terms of the call option, AHP has the right but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at call prices beginning at $66.58 per share for the period April 1, 1994 to June 30, 1994 and increasing by approximately $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

         Independent of its right to call the Depositary Shares, AHP is permitted by the terms of the agreements with the Company to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of March 31, 1994, AHP had purchased 947,000 additional Depositary Shares through such purchases. In addition, in connection with the call for redemption of the Company's Convertible Exchangeable Preferred Stock (the "Preferred Stock") on July 15, 1993, holders of Preferred Stock elected to convert 1,136,815 shares, or approximately 99% of the outstanding shares of such stock, into 1,624,021 shares of Genetics Institute Common Stock which, pursuant to the AHP Transaction, were exchanged for the same combination of cash and Depositary Shares received by holders of Genetics Institute Common Stock in the AHP Transaction. Pursuant to agreements with AHP, the Company issued to AHP 14,864 shares of Common Stock, the proceeds of which funded the cash required for the redemption of the 8,490 shares of Preferred Stock not converted. As of March 31, 1994, such transactions have brought AHP's total ownership position in the Company to approximately 64%.

         Collaborative research and development revenue for the three month periods ended March 31, 1994 and February 28, 1993 and the month ended December 31, 1993 includes $1.5 million, $3.5 million and $0.5 million, respectively, relating to a collaboration with Wyeth-Ayerst Laboratories, the pharmaceutical division of AHP, in the area of cellular adhesion proteins.

3.       Investments in Debt Securities

         The Company's portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. Aggregate fair values, amortized cost and average maturity for marketable securities held at March 31, 1994 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.


                                                         Fair            Gross Unrealized        Amortized
                                                         Value      Holding Gains and (Losses)     Cost
                                                         -----      --------------------------     ----
                                                                        (in thousands)
             U.S. Government and Agency
                 securities (average maturity
                 of 3.3 years)                          $148,567     $306       $(3,144)         $151,405
             Corporate and other debt securities
                 (average maturity of 3.0 years)         132,726      477        (1,982)          134,231
                                                        --------     ----       -------          --------
                                                        $281,293     $783       $(5,126)         $285,636
                                                        ========     ====       =======          ========

         The fair value of cash equivalents approximated the amortized cost of $4.0 million at March 31, 1994. Realized gains and losses on sales of marketable securities for the three months ended March 31, 1994 were not material.

4.       Property, Plant and Equipment

         In December 1993, the Company sold and leased back certain recently-acquired equipment. The proceeds from these transactions totaled $9.9 million.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

5.       Contingencies

         The Company has been engaged in legal proceedings relating to the amount of damages payable by the Company as the result of the holding of the U.S. Court of Appeals for the Federal Circuit that the Company infringed a U.S. patent of Amgen, Inc. ("Amgen") relating to recombinant human erythropoietin ("rhEPO"). On May 11, 1993, the Company and Amgen announced that they had agreed to settle all outstanding claims of Amgen against the Company in the United States relating to rhEPO.

         In August 1991, Ortho Pharmaceutical Corporation ("Ortho"), a licensee of Kirin-Amgen, Inc.'s rhEPO patents, initiated infringement proceedings against the Company in the U.S. District Court for the District of Massachusetts. Ortho moved to consolidate the case with
         the infringement suit brought by Amgen.   Upon motion by the Company
         and Amgen, Ortho's claims were dismissed and Ortho has appealed the District Court's decision. A decision on the Ortho appeal is pending. The Company and Amgen also jointly moved to dismiss similar claims brought by Ortho against the Company in the U.S. District Court for the Central District of California in 1989, and the court granted the motion on March 16, 1994. The Company can provide no assurances as to the outcome of the dispute with Ortho.

         The Company and its licensees are engaged in various patent litigation proceedings in Europe related to rhEPO. Beginning in 1991, Ortho and certain Ortho affiliates initiated patent infringement litigation in Europe against Boehringer Mannheim, the Company's European rhEPO licensee, based on a European rhEPO patent issued to Kirin-Amgen, Inc. ("Kirin-Amgen"), its licensor. The suits have included requests for damages and/or injunctive relief. Boehringer Mannheim filed suits against Ortho and/or its affiliates in Europe for infringement of the Company's European purified and rhEPO patents. This litigation has expanded into many of the European Community countries in Boehringer Mannheim's territory. In some countries, where the patentee is a legally necessary party to a suit to enforce a patent, the Company has joined as a plaintiff. The Company is also a defendant to a suit in the United Kingdom brought by an Ortho affiliate seeking to invalidate and revoke the Company's rhEPO patents in the United Kingdom, and similar proceedings have been brought in Germany and Italy seeking to revoke the Company's rhEPO patents granted in the former East Germany and Italy, respectively. If the courts rule in Ortho's favor in these suits, including issuing an injunction against the future manufacture or sale of rhEPO by Boehringer Mannheim, or if this litigation is otherwise concluded in a manner adverse to Boehringer Mannheim or the Company, future royalty income from rhEPO in Europe, which totaled approximately $7.5 million in fiscal 1993, could be reduced or eliminated.

         The Company is engaged in a patent interference proceeding among the Company, Genentech, Inc. and Chiron Corporation concerning the Factor VIII patent rights which are cross-licensed between Baxter (the Company's licensee) and Genentech, Inc. While the Company believes it or Genentech should prevail in the interference, no assurance can be given as to the outcome of this interference. Any disposition of this proceeding in a manner unfavorable to the Company or its licensee could have a material adverse effect on the Company's future consolidated results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Genetics Institute, Inc. is principally engaged in discovering, developing and commercializing protein-based therapeutic products using recombinant DNA and related technologies. Significant volatility has been associated with the business and operations of biopharmaceutical companies. Developments by the Company or its competitors concerning technological innovations, new commercial products, results of clinical trials, patents, proprietary rights and related infringement disputes, results of litigation and the expense and time associated with obtaining requisite government approvals may have a significant impact on the Company's business.

The Company's consolidated results of operations have fluctuated from period to period and may continue to fluctuate in the near-term as a result of the timing of production and shipment of bulk protein products, changes in the timing and composition of funding under its collaborative research and development agreements, the ability to consummate new collaborative agreements, royalty income (and the impact of infringement litigation on royalty income), interest income and the amount of expenditures committed to self-funded research and development programs.

The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992 (see Note 2 of Notes to Consolidated Condensed Financial Statements).

The Company changed its fiscal year to a calendar year effective January 1, 1994. Results for December 1993 are included in these financial statements as a transition period.

RESULTS OF OPERATIONS
Three Months Ended March 31, 1994 and February 28, 1993 and One Month Periods Ended December 31, 1993 and 1992. The Company reported a net loss of $10.1 million for the quarter ended March 31, 1994 compared with a net loss of $2.2 million for the first quarter of fiscal 1993. For the one month periods ended December 31, 1993 and 1992, the Company reported a net loss of $4.4 million and net income of $1.9 million, respectively. The increases in the net loss for both the three month and one month periods are due primarily to the one-time recognition of $3.9 million of product revenue in December 1992 as discussed below, the timing of recognition of certain collaborative research and development revenue, and significant expansion of the Company's product development activities and discovery research programs throughout fiscal 1993. With three products presently in clinical trials and two others anticipated to enter clinical trials within the next twelve months, the Company expects to incur an operating loss for this fiscal year.

The Company's revenues include product revenue from the supply of recombinant antihemophilic factor concentrate ("rhAHF"), royalties resulting from the sale of products by marketing partners and collaborative research and development revenue for activities conducted under the Company's agreements with its various collaborative partners. Revenues increased 7%, or $1.8 million, from the first quarter of fiscal 1993 to the first quarter of fiscal 1994 due to increases in product sales and royalties, partly offset by decreases in collaborative research and development revenue. In December 1992, the Food and Drug Administration approved the Company's rhAHF product and Baxter Healthcare Corporation's ("Baxter") finished rhAHF product. Product revenue represents commercial sales of rhAHF to Baxter and, in accordance with the Company's supply contract with Baxter, included $3.9 million of manufacturing profit recorded in December 1992 relating to shipments of rhAHF to Baxter made prior to the December 1992 commercial approval date. Pre-commercial shipments of rhAHF were originally billed to Baxter at cost. The increases in product revenue, excluding the manufacturing profit recognized upon commercial product approval of rhAHF in December 1992, were due to increases in the volume of rhAHF shipped to Baxter. The increase in royalty revenue is principally due to increases in the volume of collaborative partners' sales of finished drug product. The net decrease in collaborative research and development revenue is
                                      -7-

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

principally due to a lower level of benchmark revenues and a lower level of expenditures reimbursable from the Company's collaborative partner in the rhM-CSF program. In the first quarter of fiscal l993, benchmark fees were received from Baxter for commercial approval of rhAHF and from Boehringer Mannheim in connection with its own manufacture of rhEPO.

Operating expenses increased 21%, or $6.8 million, from the first quarter of fiscal 1993 to the first quarter of fiscal 1994 and 38%, or $3.4 million, from the December 1992 to the December 1993 one month periods. The increases were primarily attributable to higher staffing levels in the discovery research and product development areas of the Company and higher cost of sales relating to increased commercial shipments of rhAHF to Baxter, partly offset by lower litigation costs in fiscal 1994. Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from collaborative partners. Such third party royalties totaled $1.2 million and $0.3 million for the three months ended March 31, 1994 and February 28, 1993, respectively, and were not material for the December periods. Cost of product sales (excluding third party royalties), as a percentage of product sales (excluding the $3.9 million of one-time manufacturing profit recognized in the first quarter of fiscal 1993 discussed above), was 49% and 60% for the three months ended March 31, 1994 and February 28, 1993, respectively, and 49% for the December 1993 period. The decreases in such costs from fiscal l993 were due to lower unit manufacturing costs.

Other income, net decreased 59% or $2.8 million from the first quarter of fiscal 1993 to the first quarter of fiscal 1994 and 51% or $0.6 million from the December 1992 to the December 1993 one month periods. The decreases reflect (i) lower investment income due to lower investments in cash equivalents and marketable securities and (ii) an increase in the Company's equity in the net losses of GI-Yamanouchi, Inc. due to expansion of development activities in Japan. The Company expects the level of investment income to continue to decrease as cash is used to fund capital expenditures and working capital requirements.

LEGAL PROCEEDINGS
The Company is engaged in a number of legal proceedings. See Note 5 of Notes to Consolidated Condensed Financial Statements which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES
Cash and marketable securities totaled $286.1 million at March 31, 1994, a decrease of $5.4 million from November 30, 1993. This decrease included a non-cash unrealized loss on marketable securities of $4.3 million and a net use of cash of $1.1 million. The net use of cash primarily reflects capital expenditures of $8.8 million for the three months ended March 31, 1994 and $4.7 million for the month ended December 31, 1993, partly offset by $9.9 million of cash received in December 1993 from the sale-leaseback of certain equipment. Approximately $32.8 million has been expended for facilities expansion and improvement projects in progress as of March 31, 1994, which are expected to cost approximately $55.0 million in the aggregate through fiscal 1994.

The Company expects that its available cash and marketable securities, together with investment income, operating revenues and lease and debt financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. Over the next several years, the Company's cash requirements will be subject to change depending upon numerous factors including the level of capital expenditures, the amount of expenditures committed to self-funded research and development programs, the results of research and development activities, competitive and technological developments, the levels of resources which the Company devotes to the expansion of its clinical testing, manufacturing and marketing capabilities and the timing and cost of obtaining required regulatory approvals for new products.

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings
- - -------  -----------------

         See Note 5 of Notes to the Consolidated Condensed
         Financial Statements provided in Part I of this Quarterly
         Report on Form 10-Q, which Note is hereby incorporated by reference.



Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

  (a)    No exhibits are filed herewith.

  (b) A report on Form 8-K was filed by the Company during the first quarter ended March 31, 1994, relating to the change in the Company's fiscal year end from November 30 to December 31.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GENETICS INSTITUTE, INC.
                                    ------------------------
                                      (Registrant)





Date:     May 11, 1993   By:  /s/ Garen G. Bohlin
          ------------      ----------------------------------------------------
                            Garen G. Bohlin,
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer and
                            Principal Accounting Officer)