Form 10-Q
period 1994-06-30
GENETICS INSTITUTE INC
filed 1994-08-04
CIK 731336

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  ____________

                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1994             Commission File Number 0-14587
                  -------------                                    -------

                            GENETICS INSTITUTE, INC.
- - --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                               04-2718435
 ---------------------------------    ------------------------------------
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


    87 CambridgePark Drive, Cambridge, MA               02140
- - --------------------------------------------------------------------------
  (Address of principal executive offices)            (zip code)


Registrant's telephone number, including area code    (617) 876-1170
                                                   -----------------

                                   None
- - --------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes __X__      No ______


26,456,533 shares of Common Stock, par value $.01 (including 10,455,793 shares represented by Depositary Shares) were outstanding on July 29, 1994.

                            GENETICS INSTITUTE, INC.


                                     INDEX
                                     -----



                                                                                                     Page
PART I - FINANCIAL INFORMATION                                                                      Number
- - ------------------------------                                                                      ------

Item 1 - Financial Statements

    Consolidated Condensed Balance Sheets -
      June 30, 1994 and November 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
    Consolidated Statements of Operations
      for the Three and Six Months Ended June 30, 1994 and May 31, 1993 . . . . . . . . . . . . .     2
    Consolidated Condensed Statements of Cash Flows
      for the Six Months Ended June 30, 1994 and May 31, 1993 . . . . . . . . . . . . . . . . . .     3
    Notes to Consolidated Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . .     4


Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .     8


PART II - OTHER INFORMATION
- - ---------------------------

Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Item 4 - Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .    11

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Signatures  . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 1994 AND NOVEMBER 30, 1993

                  (unaudited - in thousands except share data)

                                                 June 30,       November 30,
                                                    1994             1993
                                                 --------       ------------
ASSETS:
    Cash and cash equivalents                $     12,615      $    5,859
    Marketable securities                         260,131         285,625
    Accounts receivable                            10,244          24,434
    Inventories:
      Materials and supplies                        3,562           3,924
      Work in progress                              1,055             406
      Finished goods                               11,060          11,150
                                             ------------      ----------
                                                   15,677          15,480

    Other current assets                            5,151           5,426
                                             ------------      ----------

      Total Current Assets                        303,818         336,824

    Property, plant and equipment                 151,300         138,682
      Less - accumulated depreciation
        and amortization                          (49,028)        (42,245)
                                             ------------      ----------

        Net Property, Plant and Equipment         102,272          96,437

    Other assets                                    6,976           7,476
                                             ------------      ----------

                                             $    413,066      $  440,737
                                             ============      ==========

LIABILITIES:
    Accounts payable                         $      4,876      $    7,309
    Accrued expenses                               21,045          19,733
                                             ------------      ----------

        Total Current Liabilities                  25,921          27,042

SHAREHOLDERS' EQUITY:
    Common stock, par value $.01;
      authorized 50,000,000 shares                    264            262
    Additional paid-in capital                    591,473        585,636
    Accumulated deficit                          (204,592)      (172,203)
                                             ------------      ----------

        Total Shareholders' Equity                387,145        413,695
                                             ------------      ----------

                                             $    413,066      $ 440,737
                                             ============      ==========



   The accompanying notes are an integral part of these financial statements.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND MAY 31, 1993

                (unaudited - in thousands except per share data)

                                                Three Months Ended    Six Months Ended
                                                -------------------    -----------------
                                                June 30,    May 31,    June 30,  May 31,
                                                 1994        1993       1994      1993
                                                 ----        ----       ----      ----
REVENUE:
  Product sales                                 $ 10,784    $ 8,420   $ 23,736  $ 16,809
  Royalties                                       10,467      6,478     19,339    12,499
  Collaborative research and development           3,536      6,547      8,662    17,267
                                                --------    -------   --------  --------
    Total Revenue                                 24,787     21,445     51,737    46,575

OPERATING EXPENSES:
  Cost of sales                                    6,791      5,360     14,391     8,145
  Research and development                        25,405     23,266     52,529    47,101
  General and administrative                       4,569      6,777      8,786    12,273
                                                --------    -------   --------  --------
     Total Operating Expenses                     36,765     35,403     75,706    67,519
                                                --------    -------   --------  --------
LOSS FROM OPERATIONS                             (11,978)   (13,958)   (23,969)  (20,944)

OTHER INCOME (EXPENSE), NET:
  Investment income                                3,264      5,394      7,084    10,929
  Other, net                                        (829)      (246)    (2,709)     (997)
                                                --------    -------   --------  --------
     Total Other Income, Net                       2,435      5,148      4,375     9,932
                                                --------    -------   --------  --------
NET LOSS                                        $ (9,543)   $(8,810)  $(19,594) $(11,012)
                                                ========    =======   ========  ========
DIVIDENDS ON PREFERRED STOCK                    $   -       $(1,146)  $   -     $ (2,292)
                                                ========    =======   ========  ========
NET LOSS APPLICABLE TO
  COMMON SHARES                                 $ (9,543)   $(9,956)  $(19,594) $(13,304)
                                                ========    =======   ========  ========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                     26,396     24,440     26,365    24,432
                                                ========    =======   ========  ========
NET LOSS PER COMMON
  SHARE                                         $   (.36)   $  (.41)  $  (.74)  $   (.54)
                                                ========    =======   ========  ========

   The accompanying notes are an integral part of these financial statements.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND MAY 31, 1993

                           (unaudited - in thousands)



                                                 June 30,          May 31,
                                                  1994              1993
                                                ---------         ---------
OPERATING ACTIVITIES:
    Net loss                                    $ (19,594)        $ (11,012)

    Adjustments to reconcile net loss to net
    cash used in operating activities -
     Depreciation and amortization                  6,034             5,621
     Equity in net loss of affiliates               1,419               587
     Compensation related to incentive plans          347               661
     Changes in assets and liabilities              4,972            (8,083)
                                                ---------         ---------
    Net cash used in operating activities          (6,822)          (12,226)
                                                ---------         ---------
INVESTING ACTIVITIES:
    Purchase of marketable securities            (120,508)         (183,303)
    Proceeds from sale/maturity of
          marketable securities                   135,403           167,088
    Additions to property, plant and
     equipment                                    (17,669)          (14,414)
    Other investing activities                     (2,841)              272
                                                ---------         ---------
    Net cash used in investing activities          (5,615)          (30,357)
                                                ---------         ---------
FINANCING ACTIVITIES:
    Stock issuances                                 4,183             1,453
    Preferred stock dividends                           -            (2,292)
                                                ---------         ---------
    Net cash provided by (used in) financing
     activities                                     4,183              (839)
                                                ---------         ---------
    Net decrease in cash and cash equivalents      (8,254)          (43,422)
                                                ---------         ---------
Cash and cash equivalents, beginning of the
    period                                         20,869            64,623
                                                ---------         ---------
Cash and cash equivalents, end of the period    $  12,615         $  21,201
                                                =========         =========

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

    CHANGE IN FISCAL YEAR. The Company changed its fiscal year end from November 30 to December 31 effective January 1, 1994. Financial information for the preceding fiscal year has not been restated because the information is reasonably comparable with the current year periods.

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

2.  Transactions with American Home Products Corporation

    On September 19, 1991, the Company and American Home Products Corporation ("AHP") entered into an Agreement and Plan of Merger (the "AHP Transaction") that was consummated on January 16, 1992. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Common Stock to AHP for an aggregate purchase price of approximately $300.0 million and, for shares of common stock owned, the Company's shareholders received a combination of cash and Depositary Shares subject to a call option. Under the terms of the call option, AHP has the right but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at call prices beginning at $68.42 per share for the period July 1, 1994 to September 30, 1994 and increasing by approximately $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996.

    Independent of its right to call the Depositary Shares, AHP is permitted by the terms of the agreements with the Company to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of June 30, 1994, AHP had purchased 947,000 additional Depositary Shares through such purchases. In addition, in connection

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)




    with the call for redemption of the Company's Convertible Exchangeable Preferred Stock (the "Preferred Stock") on July 15, 1993, holders of Preferred Stock elected to convert 1,136,815 shares, or approximately 99% of the outstanding shares of such stock, into 1,624,021 shares of Genetics Institute Common Stock which, pursuant to the AHP Transaction, were exchanged for the same combination of cash and Depositary Shares received by holders of Genetics Institute Common Stock in the AHP Transaction. Pursuant to agreements with AHP, the Company issued to AHP 14,864 shares of Common Stock, the proceeds of which funded the cash required for the redemption of the 8,490 shares of Preferred Stock not converted. As of June 30, 1994, such transactions have brought AHP's total ownership position in the Company to approximately 64%.

    Collaborative research and development revenue includes $1.5 million for each of the three month periods ended June 30, 1994 and May 31, 1993 and $2.9 million and $4.9 million, respectively, for the six months ended June 30, 1994 and May 31, 1993, relating to a collaboration with Wyeth-Ayerst Laboratories, the pharmaceutical division of AHP, in the area of cellular adhesion proteins. Effective July 8, 1994, the Company and Wyeth-Ayerst Laboratories entered into an agreement to jointly develop recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, worldwide (except Japan). In connection with this agreement, the Company will recognize in the third quarter of fiscal 1994 collaborative research and development revenue of $20.0 million representing initial milestone and signature payments.


3.  Investments in Debt Securities

    The Company's portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. Aggregate fair values, amortized cost and average maturity for marketable securities held at June 30, 1994 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.


                                                 Fair        Gross Unrealized          Amortized
                                                Value   Holding Gains and (Losses)        Cost
                                                -----   --------------------------        ----
                                                            (in thousands)
       U.S. Government and Agency
            securities (average maturity
            of 3.3 years)                       $140,229      $162      $(4,855)        $144,922
       Corporate and other debt securities
            (average maturity of 2.8 years)      119,902       187       (3,917)         123,632
                                                --------      ----      --------        --------
                                                $260,131      $349      $(8,772)        $268,554
                                                ========      ====      ========        ========

    The fair value of cash equivalents approximated the amortized cost of $11.8 million at June 30, 1994. Realized gains and losses on sales of marketable securities for the six months ended June 30, 1994 were not material.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


4.  Contingencies

    The Company has been engaged in legal proceedings relating to the amount of damages payable by the Company as a result of the holding of the U.S. Court of Appeals for the Federal Circuit that the Company infringed a U.S. patent of Amgen, Inc. ("Amgen") relating to recombinant human erythropoietin ("rhEPO"). On May 11, 1993, the Company and Amgen announced that they had agreed to settle all outstanding claims of Amgen against the Company in the United States relating to rhEPO.

    In August 1991, Ortho Pharmaceutical Corporation ("Ortho"), a licensee of Kirin-Amgen, Inc.'s rhEPO patents, initiated infringement proceedings against the Company in the U.S. District Court for the District of Massachusetts. Ortho moved to consolidate the case with the infringement suit brought by Amgen. Upon motion by the Company and Amgen, Ortho's claims were dismissed and Ortho has appealed the District Court's decision. A decision on the Ortho appeal is pending. The Company and Amgen also jointly moved to dismiss similar claims brought by Ortho against the Company in the U.S. District Court for the Central District of California in 1989, and the court granted the motion in March 1994.

    In June 1994, the Company sued Ortho in the U.S. District Court of Delaware. The Company's suit claims that Ortho's manufacture, use and sale of rhEPO in the U.S. infringes a patent covering pharmaceutical compositions containing homogeneous erythropoietin that was issued to the Company by the U.S. Patent and Trademark Office on June 21, 1994. The Company can provide no assurances as to the outcome of these disputes with Ortho.

    The Company and its licensees are engaged in various patent litigation proceedings in Europe related to rhEPO. Beginning in 1991, Ortho and certain Ortho affiliates initiated patent infringement litigation in Europe against Boehringer Mannheim, the Company's European rhEPO licensee, based on a European rhEPO patent issued to Kirin-Amgen, Inc. ("Kirin-Amgen"), its licensor. The suits have included requests for damages and/or injunctive relief. Boehringer Mannheim filed suits against Ortho and/or its affiliates in Europe for infringement of the Company's European purified and rhEPO patents. This litigation has expanded into many of the European Community countries in Boehringer Mannheim's territory. In some countries, where the patentee is a legally necessary party to a suit to enforce a patent, the Company has joined as a plaintiff. The Company is also a defendant to a suit in the United Kingdom brought by an Ortho affiliate seeking to invalidate and revoke the Company's rhEPO patents in the United Kingdom, and similar proceedings have been brought in Germany and Italy seeking to revoke the Company's rhEPO patents granted in the former East Germany and Italy, respectively. The revocation suit in Germany was dismissed in May 1994, however, it is subject to further appeal. In June 1994, the Company's European patent covering homogeneous erythropoietin compositions (the '539 patent) was upheld in a hearing before the Opposition Division of the European Patent Office. This decision of the Opposition Division is appealable.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)



    If the courts ultimately rule in Ortho's favor in these proceedings, including issuing an injunction against the future manufacture or sale of rhEPO by Boehringer Mannheim, or if this litigation is otherwise concluded in a manner adverse to Boehringer Mannheim or the Company, future royalty income from rhEPO in Europe, which totaled approximately $7.5 million in fiscal 1993, could be reduced or eliminated.

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

The Company changed its fiscal year to a calendar year effective January 1, 1994. Financial information for the preceding fiscal year has not been restated because the information is reasonably comparable with the current year periods.

RESULTS OF OPERATIONS
Three and Six months Ended June 30, 1994 and May 31, 1993. The Company reported a net loss of $9.5 million for the second quarter ended June 30, 1994 compared with a net loss of $8.8 million for the second quarter of fiscal 1993. For the six month periods ended June 30, 1994 and May 31, 1993, the Company reported a net loss of $19.6 million and $11.0 million, respectively. The increases in the net loss for both the three month and six month periods are due primarily to the timing of recognition of certain collaborative research and development revenue and significant expansion of the Company's product development activities and discovery research programs. With four products presently in clinical trials and one other anticipated to enter clinical trials within the next twelve months, the Company expects to incur an operating loss for this fiscal year.

The Company's revenues include product revenue from the supply of recombinant antihemophilic factor concentrate ("rhAHF"), royalties resulting from the sale of products by marketing partners and collaborative research and development revenue for activities conducted under the Company's agreements with its various collaborative partners. Revenues increased 16%, or $3.3 million, from the second quarter of fiscal 1993 to the second quarter of fiscal 1994 and 11%, or $5.2 million, from the first six months of fiscal 1993 to the first six months of fiscal 1994. These increases were due to increases in product sales and royalties, partly offset by decreases in collaborative research and development revenue.

In December 1992, the Food and Drug Administration approved the Company's rhAHF product and Baxter Healthcare Corporation's ("Baxter") finished rhAHF product. Product revenue represents commercial sales of rhAHF to Baxter and, in accordance with the Company's supply contract with Baxter, included $3.9 million of manufacturing profit recorded in the first quarter of fiscal 1993 relating to shipments of rhAHF to Baxter made prior to the December 1992 commercial approval date. Pre-commercial shipments of rhAHF were originally billed to Baxter at cost. The increases in product revenue, excluding the manufacturing profit recognized upon commercial product approval of rhAHF in December 1992, were due to increases in the volume of rhAHF shipped to Baxter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in royalty revenue is principally due to increases in the volume of collaborative partners' sales of finished drug products. The net decrease in collaborative research and development revenue is principally due to a lower level of benchmark revenues and a lower level of expenditures reimbursable from the Company's collaborative partner in the rhM-CSF program. In the first quarter of fiscal 1993, benchmark fees received from Baxter for commercial approval of rhAHF and from Boehringer Mannheim in connection with its own manufacture of rhEPO totaled $3.0 million.

Operating expenses increased 4%, or $1.4 million, from the second quarter of fiscal 1993 to the second quarter of fiscal 1994 and 12%, or $8.2 million, from the six month period ended May 31, 1993 to the six month period ended June 30, 1994. The increases were primarily attributable to higher staffing levels in the discovery research and product development areas of the Company and higher cost of sales relating to increased commercial shipments of rhAHF to Baxter, partly offset by lower litigation costs in fiscal 1994. Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from collaborative partners. Such third party royalties totaled $1.0 million and $0.9 million for the three month periods ended June 30, 1994 and May 31, 1993, respectively, and $2.3 million and $1.0 million for the fiscal 1994 and fiscal 1993 six month periods, respectively. Cost of product sales (excluding third party royalties), as a percentage of product sales (excluding the $3.9 million of one-time manufacturing profit recognized in the first quarter of fiscal 1993 discussed above), was 53% for each of the three month periods ended June 30, 1994 and May 31, 1993, and 51% and 55% for the six months ended June 30, 1994 and May 31, 1993, respectively. The decrease in such costs from fiscal 1993 was due to lower unit manufacturing costs. Research and development expenses for the quarter ended June 30, 1994 included a charge of $1.5 million for acquiring certain supply and product option rights. General and administrative expenses for the quarter ended May 31, 1993 included a charge of $1.0 million to fully provide for a litigation settlement.

Other income, net decreased 53% or $2.7 million from the second quarter of fiscal 1993 to the second quarter of fiscal 1994 and 56% or $5.6 million from the fiscal 1993 to the fiscal 1994 six month periods. The decreases reflect
(i) lower investment income due to lower investments in cash equivalents and marketable securities and (ii) an increase in the Company's equity in the net losses of its Japanese joint venture, GI-Yamanouchi, Inc., due to expansion of rhBMP-2 and rhIL-11 development activities in Japan. The Company expects the level of investment income to continue to decrease as cash is used to fund capital expenditures and working capital requirements.

LEGAL PROCEEDINGS
The Company is engaged in a number of legal proceedings. See Note 4 of Notes to Consolidated Condensed Financial Statements which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES
Cash and marketable securities totaled $272.7 million at June 30, 1994, a decrease of $18.7 million from November 30, 1993. This decrease includes a non-cash unrealized loss on marketable securities of $8.4 million and a net use of cash of $10.3 million. The net use of cash primarily reflects capital expenditures of $8.9 million for the three months ended June 30, 1994 and $17.7 million for the six months ended June 30, 1994, partly offset by $9.9 million of cash received in December 1993 from the sale-leaseback of certain equipment. Approximately $36.5 million has been expended for facilities expansion and improvement projects in progress as of June 30, 1994, which are expected to cost approximately $55.0 million in the aggregate through fiscal 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                          Part II - Other Information
                          ---------------------------

Item 1. Legal Proceedings
- - ------- -----------------

        See Note 4 of Notes to the Consolidated Condensed Financial Statements provided in Part I of this Quarterly Report on Form 10-Q, which Note is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders
- - ------- ---------------------------------------------------

        At the Company's Annual Meeting of Shareholders held on April 9, 1994, the following proposals were adopted by the vote specified below:

                                                               Withheld
        Proposal                               For            Authority
        --------                               ---            ---------
1.      Election of Class I Directors:
        James G. Andress                   23,572,842          122,849
        Benno C. Schmidt                   23,539,249          156,442

                                                                                                    Broker
                                               For             Against             Abstain         Non-votes1
                                               ---             -------             -------         ---------
2.      Amendment to 1991 Employee
        Stock Purchase Plan increasing
        the aggregate number of
        Depositary Shares covered by
        such plan from 180,000 to
        480,000                            23,395,630              137,548         41,090          121,423

3.      Ratification of Arthur Andersen
        & Co. as the Company's
        independent accountants for the
        current fiscal year                23,654,281              12,568          28,842

        In addition, Dr. Robert I. Levy, Anthony B. Evnin and Dr. Thomas P. Maniatis will continue to serve as Class II directors until the Company's 1995 Annual Meeting and Fred Hassan and Gabriel Schmergel will continue to serve as Class III directors until the Company's 1996 Annual Meeting.

_______________________
        1Votes counted for quorum purposes, as to which the broker or other nominee holder was not authorized by the beneficial owner to cast a vote on this particular proposal but was authorized to cast (and did cast) a vote on at least one other proposal.

   Item 6.   Exhibits and Reports on Form 8-K
   -------   --------------------------------

       (a)   No exhibits are filed herewith.

       (b) No reports were filed on Form 8-K during the quarter ended June 30, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GENETICS INSTITUTE, INC.
                                                 ------------------------
                                                       (Registrant)




Date: August 4, 1994     By:/s/ Garen G. Bohlin
      --------------        ----------------------------------------------------
                            Garen G. Bohlin,
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer and
                            Principal Accounting Officer)