Form 10-Q
period 1994-09-30
GENETICS INSTITUTE INC
filed 1994-11-10
CIK 731336

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               _________________

                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1994             Commission File Number 0-14587
                  ------------------                                    -------

                            GENETICS INSTITUTE, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                04-2718435
- - -----------------------------------        -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 87 CambridgePark Drive, Cambridge, MA                    02140
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                (zip code)


Registrant's telephone number, including area code   (617) 876-1170
                                                     --------------------------
                                      None
- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes     X         No___________

26,516,278 shares of Common Stock, par value $.01 (including 10,515,538 shares represented by Depositary Shares) were outstanding on November 1, 1994.

                                                  GENETICS INSTITUTE, INC.

                                                          INDEX
                                                          -----

                                                                                                                 Page
PART I - FINANCIAL INFORMATION                                                                                  Number
- - ------------------------------                                                                                  ------

Item 1 - Financial Statements

         Consolidated Condensed Balance Sheets -
                   September 30, 1994 and November 30, 1993                                                        1
         Consolidated Statements of Operations
                   for the Three and Nine Months Ended September 30, 1994 and August 31, 1993                      2
         Consolidated Condensed Statements of Cash Flows
                   for the Nine Months Ended September 30, 1994 and August 31, 1993                                3
         Notes to Consolidated Condensed Financial Statements                                                      4


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                             8


PART II - OTHER INFORMATION
- - ---------------------------

Item 1 - Legal Proceedings                                                                                        11

Item 6 - Exhibits and Reports on Form 8-K                                                                         11

Signatures                                                                                                        12

                                     GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   AS OF SEPTEMBER 30, 1994 AND NOVEMBER 30, 1993

                                    (unaudited - in thousands except share data)

                                                                September 30,               November 30,
                                                                    1994                        1993
                                                                -------------               ------------
ASSETS:
  Cash and cash equivalents                                $   18,235                       $     5,859
  Marketable securities                                       253,704                           285,625
  Accounts receivable                                          22,382                            24,434
  Inventories:
            Materials and supplies                              5,028                             3,924
            Work in progress                                    1,190                               406
            Finished goods                                     10,563                            11,150
                                                           ----------                       -----------
                                                               16,781                            15,480

  Other current assets                                          5,085                             5,426
                                                           ----------                       -----------

               Total Current Assets                           316,187                           336,824

  Property, plant and equipment                               162,493                           138,682
            Less - accumulated depreciation
               and amortization                               (51,961)                          (42,245)
                                                           ----------                       -----------

               Net Property, Plant and Equipment              110,532                            96,437

  Other assets                                                  5,508                             7,476
                                                           ----------                       -----------


                                                           $  432,227                       $   440,737
                                                           ==========                       ===========

LIABILITIES:
  Accounts payable                                         $    9,798                       $     7,309
  Accrued expenses                                             22,154                            19,733
                                                           ----------                       -----------

               Total Current Liabilities                       31,952                            27,042

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01;
            authorized 50,000,000 shares                          265                               262
  Additional paid-in capital                                  592,658                           585,636
  Accumulated deficit                                        (192,648)                         (172,203)
                                                           ----------                       -----------

               Total Shareholders' Equity                     400,275                           413,695
                                                           ----------                       -----------

                                                           $  432,227                       $   440,737
                                                           ==========                       ===========

                       The accompanying notes are an integral part of these financial statements.

                                       GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND AUGUST 31, 1993

                                   (unaudited - in thousands except per share data)

                                                      Three Months Ended                   Nine Months Ended
                                                      ------------------                   -----------------
                                               September 30,      August 31,          September 30,      August 31,
                                                   1994             1993                  1994               1993
                                                   ----             ----                  ----               ----
REVENUE:
  Product sales                               $   10,716         $    9,072           $    34,452       $     25,881
  Royalties                                       12,554              6,683                31,893             19,182
  Collaborative research and development          27,920             10,318                36,582             27,585
                                              ----------         ----------           -----------       ------------

    Total Revenue                                 51,190             26,073               102,927             72,648

OPERATING EXPENSES:
  Cost of sales                                    7,675              5,998                22,066             14,143
  Research and development                        26,766             25,416                79,295             72,517
  General and administrative                       4,924              4,615                13,710             16,888
                                              ----------         ----------           -----------       ------------

     Total Operating Expenses                     39,365             36,029               115,071            103,548
                                              ----------         ----------           -----------       ------------

INCOME (LOSS) FROM OPERATIONS                     11,825            (9,956)               (12,144)           (30,900)

OTHER INCOME (EXPENSE), NET:
  Investment income                                3,578              5,320                10,662             16,249
  Other, net                                      (2,760)              (912)               (5,469)            (1,909)
                                              ----------         ----------           -----------       ------------

     Total Other Income, Net                         818              4,408                 5,193             14,340
                                              ----------         ----------           -----------       ------------

NET INCOME (LOSS)                             $   12,643         $   (5,548)          $    (6,951)      $    (16,560)
                                              ==========         ==========           ===========       ============

DIVIDENDS ON PREFERRED STOCK                  $        -         $  (1,144)           $         -       $     (3,436)
                                              ==========         ==========           ===========       ============
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHARES                               $   12,643         $   (6,692)          $    (6,951)      $    (19,996)
                                              ==========         ==========           ===========       ============

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                     27,551             25,320                26,401             24,728
                                              ==========         ==========           ===========       ============
NET INCOME (LOSS) PER COMMON
  SHARE                                       $      .46         $     (.26)         $      ( .26)      $       (.81)
                                              ==========         ==========           ===========       ============


                           The accompanying notes are an integral part of these financial statements.

                                 GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND AUGUST 31, 1993

                                         (unaudited - in thousands)


                                                              September 30,                 August 31,
                                                                  1994                         1993
                                                              -------------              --------------
OPERATING ACTIVITIES:
    Net loss                                                  $    (6,951)               $    (16,560)

    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities -
       Depreciation and amortization                                9,141                       8,420
       Equity in net loss of affiliates                             3,410                       1,092
       Compensation related to incentive plans                        520                         910
       Changes in assets and liabilities                           (2,174)                      2,177
                                                              -----------                ------------
    Net cash provided by (used in) operating
       activities                                                   3,946                      (3,961)
                                                              -----------                ------------

INVESTING ACTIVITIES:
    Purchase of marketable securities                            (136,435)                   (266,722)
    Proceeds from sale/maturity of
       marketable securities                                      157,058                     266,613
    Additions to property, plant and
       equipment                                                  (29,849)                    (24,610)
    Investments in affiliates                                      (3,410)                     (1,092)
    Other investing activities                                       (127)                       (534)
                                                              -----------                ------------

    Net cash used in investing activities                         (12,763)                    (26,345)
                                                              -----------                ------------

FINANCING ACTIVITIES:
    Stock issuances                                                 5,196                       4,002
    Preferred stock dividends                                           -                      (3,436)
    Redemption of preferred stock                                       -                        (445)
    Proceeds from sale-leaseback                                      987                           -
                                                              -----------                ------------

    Net cash provided by financing activities                       6,183                         121
                                                              -----------                ------------

    Net decrease in cash and cash equivalents                      (2,634)                    (30,185)
                                                              -----------                ------------

Cash and cash equivalents, beginning of the
    period                                                         20,869                      64,623
                                                              -----------                ------------

Cash and cash equivalents, end of the period                  $    18,235                $     34,438
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

         MARKETABLE SECURITIES. The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") effective January 1, 1994. Accordingly, at January 1, 1994, the Company's cash equivalents were classified as held-to-maturity (recorded at amortized cost) and its marketable securities were classified as available-for-sale (recorded at fair value). The cumulative effect of implementing SFAS No. 115 was to record a net unrealized gain of $2.6 million on available-for-sale securities. Under SFAS No. 115, such net unrealized holding gains or losses are recorded in shareholders' equity. For periods prior to fiscal 1994, marketable securities are recorded at cost which approximates market. In computing realized gain or loss, the cost of securities sold is based on average cost. The estimated fair value of marketable securities is based primarily on market quotations.

2.       Transactions with American Home Products Corporation

         On September 19, 1991, the Company and American Home Products Corporation ("AHP") entered into an Agreement and Plan of Merger (the "AHP Transaction") that was consummated on January 16, 1992. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Common Stock to AHP for an aggregate purchase price of approximately $300.0 million and, for shares of common stock owned, the Company's shareholders received a combination of cash and Depositary Shares subject to a call option. Under the terms of the call option, AHP has the right but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, acall price of $70.26 per share for the period October 1, 1994 to December 31, 1994 and increasing by approximately $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996.

         Independent of its right to call the Depositary Shares, AHP is permitted by the terms of the agreements with the Company to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of September 30, 1994, AHP had purchased 947,000 additional Depositary Shares through such purchases. In addition, in connection

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


         with the call for redemption of the Company's Convertible Exchangeable Preferred Stock (the "Preferred Stock") on July 15, 1993, holders of Preferred Stock elected to convert 1,136,815 shares, or approximately 99% of the outstanding shares of such stock, into 1,624,021 shares of Genetics Institute Common Stock which, pursuant to the AHP Transaction, were exchanged for the same combination of cash and Depositary Shares received by holders of Genetics Institute Common Stock in the AHP Transaction. Pursuant to agreements with AHP, the Company issued to AHP 14,864 shares of Common Stock, the proceeds of which funded the cash required for the redemption of the 8,490 shares of Preferred Stock not converted. As of September 30, 1994, such transactions have brought AHP's total ownership position in the Company to approximately 64%.

         Effective July 8, 1994, the Company and AHP entered into an agreement to form a joint venture to develop and commercialize recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, on a worldwide basis except for Japan. In connection with this agreement, the Company recognized $21.2 million of collaborative research and development revenue in the third quarter of fiscal 1994 of which $20.0 million represented initial milestone and signature payments and $1.2 million represented funding of certain development costs incurred during the quarter. Collaborative research and development revenue also includes $1.5 million and $5.5 million, respectively, for the three months ended September 30, 1994 and August 31, 1993 and $4.4 million and $10.4 million, respectively, for the nine months ended September 30, 1994 and August 31, 1993, relating to collaborations with AHP in the area of cellular adhesion proteins and the commercialization of recombinant human interleukin-eleven (rhIL-11), a blood cell growth factor, in certain Pacific Basin territories.

3.       Investments in Debt Securities

         The Company's portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. Aggregate fair value, amortized cost and average maturity for marketable securities held at September 30, 1994 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.

                                                        Fair         Gross Unrealized           Amortized
                                                       Value    Holding Gains and (Losses)        Cost
                                                       -----    --------------------------        ----
                                                                     (in thousands)
             U.S. Government and Agency
                securities (average maturity
                of 3.0 years)                           $135,927     $156       $(5,497)         $141,268
             Corporate and other debt securities
                (average maturity of 2.9 years)          117,777       73        (3,854)          121,558
                                                        --------     ----       -------          --------
                                                        $253,704     $229       $(9,351)         $262,826
                                                        ========     ====       =======          ========

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


         The fair value of cash equivalents approximated the amortized cost of $18.2 million at September 30, 1994. Realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 1994 were not material.

4.       Contingencies

         The Company has been engaged in legal proceedings relating to the amount of damages payable by the Company as a result of the holding of the U.S. Court of Appeals for the Federal Circuit that the Company infringed a U.S. patent of Amgen Inc. ("Amgen") relating to recombinant erythropoietin ("EPO"). On May 11, 1993, the Company and Amgen announced that they had agreed to settle all then outstanding claims of Amgen against the Company in the United States relating to recombinant EPO.

         In August 1991, Ortho Pharmaceutical Corporation ("Ortho"), a licensee of Kirin-Amgen, Inc.'s recombinant EPO patents, initiated infringement proceedings against the Company in the U.S. District Court for the District of Massachusetts. Ortho moved to consolidate the case with the infringement suit brought by Amgen. Upon motion by the Company and Amgen, Ortho's claims were dismissed and Ortho has appealed the District Court's decision. A decision on the Ortho appeal is pending. The Company and Amgen also jointly moved to dismiss similar claims brought by Ortho against the Company in the U.S. District Court for the Central District of California in 1989, and the court granted the motion in March 1994.

         In June 1994, the Company sued Ortho in the U.S. District Court of Delaware. The Company's suit claims that Ortho's manufacture, use and sale of EPO in the U.S. infringes a patent covering pharmaceutical compositions containing homogeneous EPO that was issued to the Company by the U.S. Patent and Trademark Office on June 21, 1994 (the '837 patent). The Company can provide no assurances as to the outcome of these disputes with Ortho.

         In September 1994, Amgen sued the Company in U.S. District Court in Massachusetts. Amgen's suit asks the court to declare that the Company's '837 patent is invalid and not infringed by Amgen and to declare that any dispute over the patent was resolved by the prior litigation. The Company believes that the '837 patent is valid and enforceable with respect to Amgen's manufacture, use and sale of EPO in the United States. However, the Company can provide no assurances as to the outcome of this dispute with Amgen.

         The Company and its licensees are engaged in various patent litigation proceedings in Europe related to EPO. Beginning in 1991, Ortho and certain Ortho affiliates initiated patent infringement litigation in Europe against Boehringer Mannheim, the Company's European EPO licensee, based on a European recombinant EPO patent issued to Kirin-Amgen, Inc. ("Kirin- Amgen"), its licensor. The suits have included requests for damages and/or injunctive relief. Boehringer Mannheim filed suits against Ortho and/or its affiliates in Europe for infringement of the Company's European EPO patents. This litigation has expanded into many of the European Community countries in Boehringer Mannheim's territory. In some countries, where the patentee is a legally necessary party to a suit to enforce a patent, the Company has joined as a plaintiff. The Company is also a defendant in suits in the United Kingdom, Germany, Italy and the Netherlands brought by an Ortho affiliate seeking to invalidate and revoke the Company's EPO patents in the United Kingdom, the former East Germany, Italy and the Netherlands, respectively. The revocation suit in Germany was dismissed in May 1994, however, it is subject to further appeal. In June 1994, the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


         European Patent Office. This decision of the Opposition Division has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals (the "Board") of the European Patent Office relating to the Company's and other parties' oppositions to Kirin-Amgen's European recombinant EPO patent. A decision by the Board is pending. The Company can provide no assurance as to the outcome of these European proceedings. If the courts ultimately rule in Ortho's favor in these European proceedings, including issuing an injunction against the future manufacture or sale of recombinant EPO by Boehringer Mannheim, or if this litigation is otherwise concluded in a manner adverse to Boehringer Mannheim or the Company, future royalty income from EPO in Europe, which totaled $7.5 million in fiscal 1993 and $8.9 million for the nine months ended September 30, 1994, could be reduced or eliminated.

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

         In September 1994, the Company's U.S. patent directed to the use of vitamin K as a culture medium supplement in the manufacture of recombinant Factor IX was put into a patent interference proceeding among the Company, Transgene, Inc., Zymogenetics, Inc. and British Technology Group, Ltd. ("BTG"). BTG has licensed its Factor IX patent rights to the Company. In addition, in late October 1994, the Company's U.S. patent covering recombinant BMP-2 was put into a patent interference proceeding between the Company and Stryker Corporation, the assignee of Creative BioMolecules, Inc. The Company can provide no assurance as to the outcome of these proceedings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Genetics Institute, Inc. is principally engaged in discovering, developing and commercializing protein-based therapeutic products using recombinant DNA and related technologies. Significant volatility has been associated with the business and operations of biopharmaceutical companies. Developments involving the Company or its competitors concerning technological innovations, new commercial products, results of clinical trials, patents, proprietary rights and related infringement disputes, results of litigation and the expense and time associated with obtaining requisite government approvals may have a significant impact on the Company's business.

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

RESULTS OF OPERATIONS
Three and Nine months Ended September 30, 1994 and August 31, 1993. The Company reported net income of $12.6 million for the third quarter ended September 30, 1994 compared with a net loss of $5.5 million for the third quarter of fiscal 1993. For the nine month periods ended September 30, 1994 and August 31, 1993, the Company reported a net loss of $7.0 million and $16.6 million, respectively. The net income for the third quarter of 1994 as compared with the net loss for the third quarter of fiscal 1993 and the decrease in the net loss for the nine month periods are due to increases in revenue, including $21.2 million recognized in the third quarter of 1994 in connection with a joint venture formed with AHP as discussed below. The increases in revenue were partly offset by increases in operating and other expenses. With four products presently in clinical trials and one other anticipated to enter clinical trials within the next six months, the Company expects to incur an operating loss for the fourth quarter and the full fiscal year.

The Company's revenues include product revenue from the supply of recombinant human antihemophilic factor concentrate ("rhAHF"), royalties resulting from the sale of products by marketing partners and collaborative research and development revenue relating to the Company's agreements with its various collaborative partners, including AHP. Revenues increased 96%, or $25.1 million, from the third quarter of fiscal 1993 to the third quarter of fiscal 1994 and 42%, or $30.3 million, from the first nine months of fiscal 1993 to the first nine months of fiscal 1994.

Product revenue represents commercial sales of the Company's rhAHF product to Baxter Healthcare Corporation ("Baxter") for Baxter's sale of finished rhAHF product. Product revenue recorded in the first six months of fiscal 1993 included $5.8 million of manufacturing profit related to shipments of rhAHF to Baxter made prior to the December 1992 commercial approval date. Pre-commercial shipments of rhAHF were originally billed to Baxter at cost. The increase in product revenue for the three and nine month

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

periods, excluding the manufacturing profit recognized in fiscal 1993 relating to shipments made to Baxter prior to commercial product approval of rhAHF in December 1992, is due to increases in the volume of rhAHF shipped to Baxter.

The increase in royalty revenue for the three and nine month periods is principally due to increases in the volume of collaborative partners' sales of finished drug products. In addition, royalty revenue in the third quarter of 1994 includes a $2.2 million payment of recombinant EPO royalties earned prior to 1994. Such royalties were initially withheld in escrow by the Company's collaborative partner, Boehringer Mannheim, to fund the Company's estimated share of the cost of EPO patent litigation in Europe and were released to the Company in the third quarter of 1994 in connection with an agreement between the Company and Boehringer Mannheim which specified the terms for such cost sharing.

The significant increase in collaborative research and development revenue for the three and nine month periods is principally due to $21.2 million recognized in the third quarter of 1994 in connection with an agreement between the Company and AHP to form a joint venture to develop and commercialize recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, worldwide (except Japan). Of the amount recognized, $20.0 million represented initial milestone and signature payments. The Company also recorded $3.0 million in milestone and signature payments in the third quarter of 1994 in connection with an agreement between the Company and GI-Yamanouchi, Inc., a joint venture between the Company and Yamanouchi Pharmaceutical Co., Ltd., to develop and commercialize rhIL-12 in Japan.

Operating expenses increased 9%, or $3.3 million, from the third quarter of fiscal 1993 to the third quarter of fiscal 1994 and 11%, or $11.5 million, from the nine month period ended August 31, 1993 to the nine month period ended September 30, 1994. The increases were primarily attributable to higher staffing levels in the discovery research, product development and manufacturing areas of the Company and higher cost of sales relating to increased commercial shipments of rhAHF to Baxter. These increases were partly offset by increased absorption of manufacturing costs due to increased production of rhAHF in 1994, as well as lower litigation costs in fiscal 1994. Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from collaborative partners. Such third party royalties totaled $1.2 million and $0.7 million for the three month periods ended September 30, 1994 and August 31, 1993, respectively, and $3.5 million and $1.6 million for the fiscal 1994 and fiscal 1993 nine month periods, respectively. Cost of sales, excluding third party royalties, as a percentage of product sales (and excluding the $5.8 million of one-time manufacturing profit recognized in fiscal 1993 discussed above), was 60% for each of the three month periods ended September 30, 1994 and August 31, 1993, and 54% and 62% for the nine months ended September 30, 1994 and August 31, 1993, respectively. The decrease from fiscal 1993 was due to lower unit manufacturing costs.

Other income, net decreased 81% or $3.6 million from the third quarter of fiscal 1993 to the third quarter of fiscal 1994 and 64% or $9.1 million from the fiscal 1993 to the fiscal 1994 nine month periods. The decreases reflect
(i) lower investment income due to lower investments in cash equivalents and marketable securities and (ii) an increase in the Company's equity in the net losses of its Japanese joint venture, GI-Yamanouchi, Inc., due to expansion of rhBMP-2 and rhIL-11 development activities in Japan. The Company expects the level of investment income to continue to decrease as cash is used to fund capital expenditures and working capital requirements.

LEGAL PROCEEDINGS
The Company is engaged in a number of legal proceedings. See Note 4 of Notes to Consolidated Condensed Financial Statements which is incorporated by reference herein.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
Cash and marketable securities totaled $271.9 million at September 30, 1994, a decrease of $19.5 million from November 30, 1993. This decrease includes a non-cash net unrealized loss on marketable securities of $9.1 million and a net use of cash and marketable securities of $10.4 million for the ten month period (which includes the one month transition period of December 1993 and the nine months ended September 30, 1994). The net use of cash and marketable securities primarily reflects capital expenditures of $34.5 million, partly offset by $10.9 million of proceeds from the sale-leaseback of certain equipment, $6.4 million from issuances of stock and $5.7 million provided by operating activities. In connection with a major facilities expansion and improvement program which began in fiscal 1993, facilities and related equipment with a cost of $51.6 million have been placed into service as of September 30, 1994, including a central energy plant completed in the first quarter of 1994 and a research and development facility substantially completed in the third quarter of 1994. This program is expected to cost approximately $55.0 million in the aggregate and will be fully completed by the end of 1994.

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

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

         (a) The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

         (b) No reports were filed on Form 8-K during the quarter ended September 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GENETICS INSTITUTE, INC.
                                                ------------------------
                                                (Registrant)





Date:  November 10, 1994         By:  /s/ Garen G. Bohlin
       -----------------              -------------------
                                      Garen G. Bohlin,
                                      Executive Vice President and Chief
                                         Financial Officer
                                      (Principal Financial Officer and
                                         Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                  Description                                    Page
- - -----------                  -----------                                    ----

    10.1            Agreement among Genetics Institute, Inc.,
                    Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated July 7, 1994.(1)

    10.2 Letter Agreement among Genetics Institute, Inc., American Home Products Corporation and
                    Wyeth-Ayerst Laboratories dated July 8, 1994.(1)

    10.3            IL-12 Joint Development Agreement and License
                    Agreement between Genetics Institute, Inc. and GI-Yamanouchi, Inc. dated August 4, 1994.(1)

     11             Computation of Earnings Per Share

     27             Financial Data Schedules

     ____________________
     (1)Confidential treatment requested.