Form 10-K405
period 1994-12-31
GENETICS INSTITUTE INC
filed 1995-03-15
CIK 731336

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended DECEMBER 31, 1994 Commission file no. 0-14587
                             -----------------                     -------

                           GENETICS INSTITUTE, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                         04-2718435
- ---------------------------------                     -----------------------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

87 CambridgePark Drive, Cambridge, MA                         02140
- -------------------------------------                       ----------
(Address of Principal Executive Offices)                    (Zip Code)

      Registrant's Telephone Number, Including Area Code (617) 876-1170
                                                         --------------

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:

        Depositary Shares, each representing one share of Common Stock $.01 par value per share, subject to a call option and evidenced by a depositary receipt, of Genetics Institute, Inc.*
         ------------------------------------------------------------
                               (Title of Class)

                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of class)

                        Common Stock Purchase Warrants
                        ------------------------------
                               (Title of Class)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes   X     No    .
                                   ---       ---

        The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $218,302,740 as of February 22, 1995 (based on the closing sales price for such stock on that date).**


        The number of shares of Common Stock (including 10,622,707 shares represented by Depositary Shares) outstanding as of February 22, 1995 was 26,623,448.

Portions of the following documents are incorporated by reference in this Report.

                     Documents Incorporated by Reference
                     -----------------------------------

Document                                                          Form 10-K Part
Definitive Proxy Statement with                                   Part III
respect to the Annual Meeting of
Stockholders to be held on
May 16, 1995, to be filed with
the Securities and Exchange
Commission

The 1995 Proxy Statement shall be deemed to have been "filed" only to the extent that portions thereof are expressly incorporated by reference.

- ---------------

* The Depositary Shares of Genetics Institute, Inc. (the "Company") represent one share of Common Stock, $.01 par value, of the Company ("Common Stock"), subject to a certain stock purchase option (the "Call Option") held by AHP Biotech Holdings, Inc. ("Holdings"), and are evidenced by a depositary receipt.

**   Excludes 16,000,741 shares of Common Stock and 947,000 Depositary
     Shares held by Holdings and 3,611,742 Depositary Shares held by directors and executive officers of the registrant and held by stockholders of the registrant holding more than five percent of the Depositary Shares outstanding. Exclusion of Depositary Shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                    PART I


ITEM 1. Business.

        Genetics Institute, Inc. ("Genetics Institute" or the "Company") was organized in December 1980 as a Delaware corporation. The Company is principally engaged in the discovery, development and commercialization of protein-based therapeutic products, using recombinant DNA and other technologies, for the treatment of a wide range of diseases and conditions, including anemia, hemophilia, cancer, tissue damage, infectious disease, cardiovascular disease and autoimmune diseases.

        Unless otherwise indicated, all references in this Annual Report on Form 10-K to Genetics Institute or the Company include the Company and its wholly owned subsidiaries, Genetics Institute, Inc. of Japan, Genetics Institute of Europe, Inc., Genetics Institute of Europe B.V., GI Europe, Inc., GI JJV, Inc., GI Japan, Inc., GI Manufacturing, Inc. and GI Drug Design, Inc.

             Transaction with American Home Products Corporation
             ---------------------------------------------------

        On January 16, 1992, the Company's Common Stock shareholders approved the Agreement and Plan of Merger, dated as of September 19, 1991 and amended as of December 9, 1991 (the "Merger Agreement"), among the Company, American Home Products Corporation ("AHP"), and certain AHP subsidiaries, pursuant to which, among other things, (i) each share of Common Stock then outstanding was converted into the right to receive $20.00 in cash and six-tenths of a depositary share (a "Depositary Share"), each Depositary Share representing one share of Common Stock subject to an AHP call option (the "Call Option") and evidenced by a depositary receipt (a "Depositary Receipt"), (ii) AHP acquired 40% of the Company's then outstanding Common Stock and (iii) AHP purchased 9,466,709 shares of newly issued Common Stock (the "Additional Shares") from the Company for $300 million in cash. As a result of the foregoing transactions, subsequent open market purchases by AHP, and conversion of the Company's Convertible Exchangeable Preferred Stock, effective July 15, 1993, AHP owned, at February 22, 1995, approximately 64% of the outstanding shares of Common Stock.

        Independent of its right to call the Depository Shares, AHP may acquire additional shares of Genetics Institute stock, provided that its aggregate holdings do not exceed 75% of the Company's stock outstanding, subject to certain exceptions. Under the terms of the Call Option, AHP has the right, but not the obligation, to purchase the shares of Common Stock represented by the Depositary Shares and held by The First National Bank of Boston, as depositary, in whole but not in part at any time on or prior to December 31, 1996, at per share call prices increasing by approximately $1.84 per share per quarter from $72.11 per share for the period from January 1, 1995 through March 31, 1995 to $85.00 per share for the period from October 1, 1996 through December 31, 1996. In the event that AHP elects to call any shares of Common Stock, AHP must purchase all of the shares that it does not already own. Accordingly, if the Call Option is exercised, AHP will own 100% of the outstanding shares of Common Stock of the Company, and all other stockholders of the Company will cease to have any equity interest in the Company.

        For information relating to certain governance provisions contained in the Governance Agreement among the Company, AHP and its subsidiaries, see Item 13 in this Report.

        Overview
        --------

        Over the past fourteen years, Genetics Institute has financed its business through collaborative research and development revenues from licensees, royalties on product sales by certain licensees, product sales (since December 1992), interest income and use of equity capital. This has enabled the Company to undertake a broad range of research and development programs and to build an approximate 1000-person organization with over 600,000 square feet of corporate office, research, development and manufacturing facilities.

        In recent years, the Company has dedicated a larger proportion of its resources to the development of self-funded proprietary products. The Company also has entered into joint ventures, development collaborations, partnerships and other commercial arrangements for certain of its proprietary products, which enable the Company to retain significant development, manufacturing and marketing rights for such products.

        Certain of the Company's corporate licensees have brought to market in various territories four products developed by the Company: recombinant human antihemophilic factor ("rhAHF"), erythropoietin ("rhEPO"), granulocyte-macrophage colony stimulating factor ("rhGM-CSF"), and tissue plasminogen activator ("rhtPA"). The Company receives royalties on commercial sales by its licensees of these products and, in the case of rhAHF, receives additional revenue from its manufacture of bulk concentrated drug substance.

        The Company retains substantial manufacturing and marketing rights for several product candidates which are in various stages of development, including: a second recombinant coagulation factor ("rhFIX"), a platelet factor ("rhIL-11"), several bone morphogenetic proteins ("rhBMP-2" and others), and an immune system modulator ("rhIL-12").

        Principal Product Candidates, Discovery Research Areas and Licensed
        -------------------------------------------------------------------
        Products
        --------

        The following describes the Company's principal product candidates, its discovery research areas and licensed products.

        Principal Product Candidates
        ----------------------------

                Recombinant human Factor IX ("rhFIX")
                -------------------------------------

        Recombinant human Factor IX ("rhFIX") is being developed as a potential treatment for Hemophilia B, or Christmas Disease, which affects approximately 10,000 individuals in North America, Europe and Japan. Similar to Hemophilia A, but less prevalent, Hemophilia B is a coagulation disorder that can result in severe, often life threatening, and uncontrollable bleeding and crippling joint destruction.

        Currently, people with Hemophilia B rely on clotting products derived from human blood to treat or prevent bleeding episodes. The Company believes that the current plasma-derived market for Factor IX is approximately $150 million worldwide. The supply of Factor IX from this source is limited by blood and plasma donations. Patients who rely on these plasma-derived products may also risk exposure to human blood-borne viruses. A recombinant human Factor IX product may provide a significant improvement over current plasma-derived clotting factor products by eliminating the risk of human viral contamination associated with such products and providing a means to manufacture large quantities of clotting factor without the supply limitations faced by the plasma-derived products. A recombinant Factor IX product may also have the potential to lower thrombogenic risk due to the absence of other clotting factors that remain in some plasma-derived Factor IX products.

        Phase I/II clinical studies of rhFIX commenced in the first quarter of 1995. If these studies proceed as planned, the Company may be able to commence pivotal studies of rhFIX in 1995 or early 1996. GI currently has retained worldwide development and commercialization rights to rhFIX.

        In September 1994, the U.S. Patent and Trademark Office ("USPTO") initiated a patent interference proceeding involving one of the Company's issued U.S. patents relating to rhFIX and patent applications of three other companies. See ITEM 3. LEGAL PROCEEDINGS at page 25 for additional information about this interference.

        In January 1993, Genetics Institute licensed patent rights from British Technology Group, Limited to produce rhFIX protein from cell culture.

          NeumegaTM Recombinant Human Interleukin-Eleven ("rhIL-11")
          ----------------------------------------------------------

        Recombinant human interleukin-eleven ("rhIL-11") is a differentiation cytokine which has been shown in preclinical studies, among other activities, to stimulate the growth and proliferation of megakaryocytes, the cells which produce platelets. Platelets, a critical component of the body's normal ability to form blood clots and repair damaged tissues, are often severely depleted during cancer treatments involving chemotherapy alone or with bone marrow or peripheral blood progenitor cell transplantation, leaving some patients with bleeding complications. Platelet depletion is expected to continue to grow as a problem in cancer treatment as bone marrow and peripheral blood progenitor cell transplantation become more common and other growth factors enable oncologists to use higher doses of chemotherapy. rhIL-11 may be useful in accelerating the body's ability to return platelets to a normal level following chemotherapy alone or with bone marrow or peripheral blood progenitor cell transplant procedures.

        The only therapy currently available to patients suffering from decreased platelet counts caused by cancer chemotherapy alone or with bone marrow or peripheral blood progenitor cell transplantation is platelet transfusion, the infusion of platelets which are taken from one or more blood donors. This therapy is relatively expensive and exposes patients to blood components that can introduce infectious complications. It also has the potential to decrease in efficacy over time if the patient develops an immune reaction to the transfused platelets. By stimulating the body's natural production of platelets, rhIL-11 could potentially provide a safe and effective alternative or supplement to the use of platelet transfusions.

        Three phase II clinical studies and one phase I/II study of NeumegaTM rhIL-11 are presently underway in the United States. The three phase II studies involve treatment of: (1) patients who previously required a platelet transfusion as a result of their cancer chemotherapy treatment; (2) breast cancer patients undergoing moderately high-dose chemotherapy; and (3) patients undergoing extremely high-dose chemotherapy supported with bone marrow and progenitor cells harvested from peripheral blood. The phase I/II study involves pediatric patients undergoing moderately high-dose cancer chemotherapy. Two phase I/II studies in adult cancer patients were completed in the United States. Platelet effects were observed in both of the phase I/II studies. Pharmacokinetic studies in healthy volunteers have been completed in the U.S. and Japan using a range of well-tolerated doses. Phase II studies in Japan are underway.

        To date, over 200 patients and healthy volunteers have received NeumegaTM rhIL-11 in various phase I and II studies conducted in the U.S. and Japan.

        Apart from NeumegaTM rhIL-11's potential effects on platelets, rhIL-11 also appears in preclinical research to have useful effects on mucosal surfaces of the gastro-intestinal tract. This latter effect (i.e. maintaining mucosal integrity) was first observed serendipitously by a researcher conducting a platelet restoration experiment of NeumegaTM rhIL-11, and has now been extended to preclinical models of inflammatory colitis. The Company plans to initiate a phase I clinical study of NeumegaTM rhIL-11 in a gastro-intestinal indication in 1995 to explore this new potential use for the cytokine.

        In 1991, the Company and Essex Chemie A.G., an affiliate of Schering-Plough Corporation ("Schering-Plough") formed an alliance under which Schering-Plough will register and market rhIL-11 in Europe, Africa and Latin America. Under the terms of its agreement with Schering-Plough, the Company has received initial and milestone payments and is entitled to receive subsequent milestone payments and royalties based on further development activities, clinical results and eventual product sales of NeumegaTM rhIL-11 in the licensed territories. The Company will manufacture and supply all of Schering-Plough's requirements for bulk rhIL-11 protein.

        In 1992, the Company granted GI-Yamanouchi, Inc. (the "GYJ"), a 50/50 joint venture with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), rights to develop and market rhIL-11 in Japan, pursuant to a license agreement providing for milestone payments, the payment of royalties to the Company on product sales and the purchase of bulk rhIL-11 manufactured by the Company. Two phase I normal volunteer studies were completed in Japan, and two early phase II studies are underway in Japan in cancer patients receiving moderate dose chemotherapy and in patients with hematological disorders.

        In 1993, the Company granted Wyeth-Ayerst International Inc., an affiliate of AHP, rights to develop and market rhIL-11 in the Pacific Basin (excluding Japan), Australia and New Zealand pursuant to a license agreement providing for milestone payments, the payment of royalties to the Company on product sales and the purchase of bulk NeumegaTM rhIL-11 manufactured by the Company.

        GI has retained development and commercialization rights for rhIL-11 in the United States.

        The Company has four United States patents, and has filed additional patent applications covering rhIL-11 in the United States and in other territories. Regardless of whether the Company is successful in obtaining patent protection for NeumegaTM rhIL-11, the field of platelet restoration is expected to be highly competitive. A number of other cytokines are being developed for this use, including ones previously discovered by the Company and licensed to Sandoz Pharmaceutical Co., Ltd. (rhIL- 3 and rhIL-6). In addition, Immunex Corporation is in phase III clinical trials with PIXY 321, and Amgen Inc., Zymogenetics, Inc. and Genentech, Inc. have reported that they are engaged in preclinical research involving thrombopoietin ("TPO"), each of which is a potential platelet growth factor.

                Recombinant Human BMP-Two ("rhBMP-2") and Other Bone
                ----------------------------------------------------
                Morphogenetic Proteins
                ----------------------

        In humans and animals, bone normally undergoes constant resorption and reformation (the natural process of breaking down and rebuilding existing bone). This process is believed to play an important role during fracture healing. The Company, in conjunction with certain collaborative partners, is conducting a program to develop products based on certain protein factors which it believes regulate these processes. The Company has cloned and produced a number of novel recombinant human bone morphogenetic proteins. In several preclinical models, these proteins have been shown to induce formation of new cartilage and bone.

        One of these proteins, recombinant human bone morphogenetic protein-two ("rhBMP-2") is a manufactured version of a human protein naturally present in very small quantities in the body. Genetics Institute believes it was first to clone the human gene for the human BMP-2 protein and is currently manufacturing rhBMP-2 protein for clinical evaluation.

        Because rhBMP-2 protein causes cells to differentiate and form cartilage and bone, it has been termed "osteoinductive". The Company is currently developing this protein for uses in bone repair, such as healing fractures and bony defects.

        Current methods to stimulate bone growth and healing have some disadvantages. For example, autogenous bone (autograft) is occasionally used to facilitate bone repair. This material must be harvested from a bony site in the patient and grafted at the repair site. Such a harvest procedure can cause considerable pain and morbidity to a patient. rhBMP-2 may have the potential to provide more reliable and convenient methods to facilitate, accelerate and help assure bony healing, while avoiding the pain, morbidity and other disadvantages associated with other approaches.

        A lead product candidate containing rhBMP-2 is currently in pilot stage human clinical testing for several indications, including orthopedic trauma, maxillofacial repair and avascular necrosis of the hip. Additional clinical trials are expected to begin in 1995. In the United States rhBMP-2 is being regulated as a combination product (device and biologic) under the jurisdiction of the device branch of the U.S. Food and Drug Administration. rhBMP-2 is expected to be regulated either as a biologic or a drug outside the U.S.

        The Company and its licensees are designing and implementing a global clinical trial program to test multiple indications in pilot studies initially in different geographic territories. Results will be shared among the Company and its licensees, and if preliminary data are positive, approvals will be pursued worldwide. To date, the Company's clinical studies have evaluated, or are evaluating, the safety and clinical feasibility of a surgically-implanted device that contains the rhBMP-2 protein in two matrix delivery systems in orthopedic trauma and maxillofacial repair.

        In 1993, the Company completed patient enrollment in one orthopedic trauma study in the United States. This study had a two-year evaluation endpoint and is ongoing. In 1994, Genetics Institute initiated two additional pilot studies in the United States, one in orthopedic trauma (tibia fractures) and one in maxillofacial repair. The Company also initiated and completed a second pilot study through the GYJ in Japan in the area of maxillofacial repair and completed enrollment in a second iliac crest defect study. In Europe, the Company through the GI- Yamanouchi European Partnership (the "GYEP") initiated and completed patient enrollment in a study of rhBMP-2 use in patients suffering avascular necrosis of the femoral head. More studies are planned for 1995.

        The Company holds several significant U.S. patents for rhBMP- 2 and other members of the BMP family. These patents cover the DNA sequences and recombinant production of BMP-1, BMP-2, BMP-3, BMP-4, BMP-5, BMP-6 and BMP-7. The Company believes it has discovered many of the known members of the BMP family.

        The Company is aware that a potential competitor has been issued several patents in the field of bone-inducing proteins. Although no assurance can be given, the Company believes that its commercialization of rhBMP-2 protein will not infringe any valid patent issued to any third party. However, no assurance can be given that third parties will not obtain patents containing claims which would materially interfere with the Company's commercialization of rhBMP-2 or other bone morphogenetic proteins.

        In 1990, the Company formed a United States partnership (the "GPDC") with Yamanouchi to fund a substantial portion of the development of bone morphogenetic proteins prior to phase III or pivotal clinical trials worldwide. Capital contributions, profits and losses of the GPDC generally are divided 25% and 75% between the Company and Yamanouchi, respectively, prior to the first commercial sale in specified countries. After the first commercial sale, each partner's capital contribution and share of profits or losses of the GPDC will become 50%.

        In 1990, the Company also entered into the GYJ joint venture with Yamanouchi for the commercialization and marketing in Japan of the Company's bone morphogenetic proteins and other potential future products. The GYJ is responsible for clinical development, registration and marketing of bone-inducing protein products in Japan. The ownership and profits and losses of the GYJ are divided equally between the Company and Yamanouchi.

        In 1993, the Company and Yamanouchi formed the GI-Yamanouchi European Partnership (the "GYEP") for the commercialization of the GPDC's bone morphogenetic proteins in Europe. The GYEP contracted with the Company to manage the clinical development, registration and the core marketing activities of the initial products in the field of localized bone repair. The GYEP has entered into distribution agreements with Yamanouchi Europe B.V. (formerly Brocades Pharma B.V.) and Wyeth-Ayerst International Inc., affiliates of Yamanouchi and AHP, respectively, in return for distribution fees and milestone payments. These distributors will assist in obtaining local country approvals and market the products in their respective territories. The Company believes this relationship will afford it the opportunity to develop a European commercialization infrastructure with the cooperation and support of its partners.

        In 1994, the GPDC decided to focus GPDC resources on the development of certain then-existing BMPs, and to discontinue funding of further research activities at the Company directed toward discovery of additional members of the BMP family. The Company, however, plans to continue its discovery research activities in this area, alone and in collaboration with third parties, and discoveries of additional bone morphogenetic proteins after November 30, 1994 will not be licensed to the GPDC.

        The GPDC holds exclusive worldwide marketing rights for bone morphogenetic proteins discovered by the Company prior to December 1, 1994 and has exclusively sublicensed these rights to the Company in North America, to the GYJ in Japan, and to the GYEP in Europe, as noted above. These bone morphogenetic protein commercialization rights for the rest of the world will be retained by the GPDC and may be sublicensed in the future to third parties or to the Company, Yamanouchi or their respective affiliates. The Company has retained manufacturing rights to BMPs worldwide and rights to its future discoveries of new factors in this field.

        In February 1995, the Company and Sofamor Danek Group, Inc. ("Danek") announced their agreement to enter into an exclusive license to develop and commercialize rhBMP-2 products for use in certain surgical procedures involving the spine in North America. Under the agreement,

Danek will have the exclusive right in North America to develop and commercialize these products for spinal applications and Danek will pay GI license fees of up to $50 million over the next four years. The two companies will share the profits resulting from sales of these products upon a predetermined formula. The Company retains the exclusive right to manufacture rhBMP-2 for supply to Danek. Effectiveness of the agreement is subject to regulatory clearance under the Hart Scott Rodino Act, as amended.

                Recombinant Human Interleukin-12 ("rhIL-12")
                --------------------------------------------

        Natural IL-12 is an immune system modulating protein whose activity was first discovered at the Wistar Institute of Anatomy and Biology ("Wistar") and later cloned at Genetics Institute. It was originally named natural killer cell stimulatory factor ("NKSF"). The Company believes Hoffmann-La Roche Inc. ("Roche") independently cloned rhIL-12 at about the same time as the Company and Wistar.

        Genetics Institute and Roche completed a preclinical development collaboration on rhIL-12 in 1993. Roche and the Company decided to pursue commercialization of rhIL-12 independently; however, in connection with their agreement to collaborate on preclinical research, the Company and Roche have agreed to a patent cross-license to eliminate their existing potential patent conflicts.

        IL-12 is a complex protein that is believed to link "natural immunity" with "adaptive" or "acquired" immunity. Natural immunity is mediated by specialized white blood cells that, in healthy people, perform surveillance and kill invading bacteria, parasites, and viruses and may eliminate the growth of tumor cells. IL-12 is believed to activate, and in some cases cause the proliferation of, certain of these white blood cells, potentially enhancing the immune system's killing ability. IL-12 also may trigger the production of other immune system regulatory proteins that not only reinforce this natural immune response but also may initiate an "adaptive" immune response.

        Whereas natural immunity provides for an immediate immune    response
to invading pathogens, adaptive immunity involves T and B cell "memory" that can provide a sustained response against infectious agents and protect the body against future challenges by these same agents. IL-12 is also believed to stimulate the part of the immune system that is active in fighting cancer and intra-cellular pathogens. Examples of diseases caused by intra- cellular pathogens are tuberculosis, viral hepatitis, and HIV disease.

        Given the biologic activities of IL-12, Genetics Institute   launched
an effort to explore recombinant human interleukin-twelve ("rhIL-12") as a therapeutic for certain infectious diseases by augmenting or replacing natural IL-12 with a recombinant version of the protein. In test tube experiments, rhIL-12 enhanced or augmented normal immune function in blood cells taken from HIV- infected persons. Also, recent work has shown that cells from HIV-infected persons are not able to make IL-12 in the same quantities as non-infected persons. This suggests that rhIL-12 may have the potential to correct a deficiency in the immune system of HIV-infected persons. Patient accrual for initial phase I clinical safety trials for HIV-infected persons was completed in early 1995, and biological activity was observed over a range of well-tolerated doses. Other infectious diseases may be explored in the future.

        In preclinical models of a variety of cancers including melanoma, lung cancer, kidney cancer, lymphoma and colon cancer, rhIL-12 (or its recombinant murine analog, "rmIL-12") has shown positive effects by either shrinking or entirely eliminating tumors. In a mouse model of kidney cancer, rmIL-12 appears to trigger a memory response, since new tumors would not grow in animals that had been previously administered rmIL-12 to treat their tumors. Phase I clinical safety trials of rhIL-12 for cancer patients began in May of 1994. Other studies of rhIL-12 for cancer are planned for 1995.

        In July 1994, the Company and Wyeth-Ayerst Laboratories, the pharmaceutical division of AHP, agreed to form a 50/50 joint venture ("IL-12 Partners") to develop and commercialize rhIL-12 on a worldwide basis, except for Japan. IL-12 Partners has a joint project team and steering committee to oversee current and future clinical trials and other development activities. These activities will be funded equally by the partners. The arrangement also provides for certain payments to the Company. In 1994, reimbursement for rhIL-12 research and development expenses by IL- 12 Partners and initial milestone payments by AHP to the Company were approximately $23.1 million. Future milestone payments will become due upon achievement of certain clinical outcomes and submission or approval of specific regulatory filings -- the exact value of such payments is contingent upon rhIL-12's success in various therapeutic areas. The Company has the right to supply rhIL-12 to the joint venture and will receive royalties based on the joint venture's sales of rhIL-12. The Company will have marketing rights in North America; Wyeth-Ayerst International will have marketing rights outside North America and Japan.

        In July 1994, the Company granted the GYJ rights to develop and market rhIL-12 in Japan pursuant to a license agreement providing for milestone payments, the payment of royalties to the Company on product sales and the purchase of bulk rhIL-12 manufactured by the Company.

                MacstimTM Recombinant Human Macrophage Colony Stimulating Factor
                ----------------------------------------------------------------
                ("rhM-CSF")
                -----------

        The Company has cloned the human gene for rhM-CSF and is producing MacstimTM rhM-CSF for preclinical and clinical evaluation. rhM-CSF is a blood cell growth factor that acts predominantly on monocytes and macrophages, which constitute a particular class of white blood cell. In 1991, the Company entered into an arrangement with SciGenics, Inc. relating to the research, development, use, manufacture and sale of MacstimTM rhM-CSF in North America. See "SciGenics."

        rhM-CSF was initially believed to have potential for treating cancer and infectious disease as a result of its biologic effects on monocytes and macrophages. In November 1994, SciGenics,the Company's North American licensee, and the Company decided to cease exploration of the potential uses of rhM-CSF in the treatment of cancer based on results in over 200 patients. In 1993, SciGenics and Genetics Institute announced the decision to discontinue testing of rhM-CSF for the treatment of infectious disease based on results in a broad series of evaluations in preclinical models of infectious diseases.

        In studies of rhM-CSF in cancer, rhM-CSF was observed to lower cholesterol levels in cancer patients whose cholesterol levels were considered to be normal. Subsequent studies have also shown that rhM-CSF treatment is associated with lower cholesterol levels in normal volunteers. In 1993, the Company commenced a phase I safety study for rhM-CSF in patients with extremely high cholesterol. The patients in this study suffer from a hereditary disorder known as familial hypercholesterolemia ("FH"). In its severest form, homozygous FH, in which a person has inherited a defective gene from both parents, cholesterol levels may be so high as to be acutely life-threatening. Existing pharmacological therapies have limited effectiveness in the treatment of homozygous FH patients. At least one potentially competitive gene therapy approach to treat hereditary high cholesterol, however, is being tested in an experimental clinical protocol.

        Preliminary data collected from the first seven homozygous FH patients were presented at a scientific meeting in October 1994. The data presented showed that there was some cholesterol reduction in these patients and that the drug was well tolerated in this population. SciGenics and the Company presently are accruing additional patients to the study, and there can be no assurance that the final data from the study will be consistent with the preliminary data from the study.

        While the Company is initially testing rhM-CSF in the homozygous FH population, the Company does not believe that this narrow indication will itself be commercially viable. In order to develop a commercially viable product suitable for a broader population (e.g., all FH patients and/or other patients with significantly elevated cholesterol), significant additional clinical and other development activities would be required to demonstrate that the product would be competitive with current therapies that include orally active agents. Furthermore, cholesterol reduction in itself may not be a sufficient basis for FDA licensure of rhM-CSF. Other endpoints such as arterial plaque reduction or a reduction in the incidence of coronary events are likely to be required. To establish such endpoints may require very large clinical trials over several years. In addition, before initiating further studies in a broader population (e.g., heterozygous FH or atherosclerosis), the safety of long-term or chronic dosing with rhM-CSF would need to be evaluated in a second phase I safety study.

        In order to determine what effect, if any, rhM-CSF may have on sustained cholesterol reduction and arterial plaque reduction, the Company is conducting a preclinical chronic dosing study. If this preclinical study provides positive data, it may support initiation of a second phase I study to test the safety of chronic dosing of rhM-CSF in humans. However, no assurances can be given as to the likely results of either study with respect to either safety or efficacy. There are also significant regulatory requirements which must be satisfied in order to expand clinical testing into a broader population with a less severe medical need. The Company will continue to evaluate the rhM-CSF Program on an on-going basis to decide whether to continue funding the rhM-CSF Program throughout 1995.

        In 1991, the Company and Schering-Plough formed an alliance under which Schering-Plough will register and market rhM-CSF in Europe, Africa and Latin America. Under the terms of the agreement, the Company received an initial payment and is entitled to receive subsequent milestone payments and royalties on product sales of rhM-CSF in the licensed territories. The Company also has the right to manufacture and supply all of Schering-Plough's requirements for bulk protein. Schering-Plough is not obligated to proceed with development in its territory until the Company has shown rhM-CSF to have a commercially meaningful indication in a phase II study, and the Company cannot predict when or whether this condition precedent can be satisfied.

        The Company has granted an exclusive license to Morinaga Milk Industry Company, Ltd. ("Morinaga") to market and, subject to certain conditions, to manufacture the Company's rhM-CSF product in Japan and certain other Far Eastern countries. Morinaga is obligated to pay the Company royalties on commercial sales of rhM-CSF and to purchase its initial commercial requirements of rhM-CSF from the Company until Morinaga develops its own manufacturing capability for rhM-CSF. Commercial sales, however, will be dependent on developing a commercially viable indication for rhM-CSF.

        In 1990, the Company and Cetus Corp. (which was acquired by Chiron Corporation in 1991) agreed to cross-license each other on a royalty-free basis under patent rights in Europe and the United States and under any orphan drug designations they receive from the United States Food and Drug Administration ("FDA") for rhM-CSF.

        Discovery Research Areas
        ------------------------

                Hematopoiesis and Immunology
                ----------------------------

        The Company is devoting a substantial portion of its discovery research resources to the fields of immunology and hematopoiesis (blood cell growth factors). This area has historically been a source of important therapeutic candidates and our efforts are continuing in this field. Attention has been focused specifically on factors that regulate stem cell and lymphocyte development as well as on factors which can modulate the immune response including both immune-stimulators and immunosuppressive agents. Discoveries in this field may lead to promising new anti-cancer and anti-infective therapies as well as factors potentially useful for the treatment of autoimmune diseases including rheumatoid arthritis, systemic lupus erythematosus and multiple sclerosis as well as organ transplant rejection.

        Bone and Connective Tissue Biology
        ----------------------------------

        The Company is continuing its discovery research efforts in the field of bone and connective tissue biology. Company scientists are continuing to identify novel factors which may play an important role in the formation, growth and repair of bone, cartilage and other connective tissues. In 1994, one of these novel factors, rhBMP-12, was seen to potentially play a role in inducing the repair of tendons and ligaments.

        Soft Tissue Repair and Organ Regeneration
        -----------------------------------------

        Research continues in the study of the effects of growth factors on tissue development and repair with the aim of developing therapies useful for the treatment of human tissues damaged by injury or disease. The Company has also continued its work in the embryonic growth and regulatory protein (EGRP) program under its agreement with SciGenics, studying the effects of specific gene expression and cellular interactions on the development of insulin-expressing cells in the pancreas. It is believed that this work has the potential to lead to the development of assays to identify potentially useful EGRP factors. SciGenics will own any EGRP factors and certain related technology which are discovered by the Company under its agreement with SciGenics.

        Small Molecule Drug Discovery ("SMDD")
        --------------------------------------

        The Company's research efforts have produced expertise in molecular and structural biology, and in high throughput screening that is relevant to the identification and utilization of novel human proteins as targets for the discovery of small molecule based pharmaceuticals.

        In recent years the Company's SMDD research has focused on: (i) cellular adhesion proteins, molecules that play a critical role in the movement of white blood cells into damaged or diseased tissues; and (ii) inhibitors to cPLA2, an enzyme believed to play a key role in the production of inflammatory mediators. By identifying the molecules that block the action of these proteins, the Company hopes to develop new treatments for asthma, rheumatoid arthritis, organ transplant rejection, and cancer metastasis. During 1994, the Company continued its program to screen compounds that could potentially become lead candidates as possible new drugs. Several potential leads have been identified, and preclinical research is in progress.

        During 1992, the Company entered into two agreements with Wyeth-Ayerst. The first agreement centers on the discovery of novel target areas for developing new small molecule based drugs. This agreement provided Wyeth-Ayerst with the option to enter into a collaboration agreement for each selected target area. Pursuant to this option agreement, the Company signed a second agreement with Wyeth-Ayerst to collaborate in the target area of cellular adhesion. Wyeth-Ayerst presently contributes significantly to the funding of this collaborative program. The option agreement expired at the end of fiscal 1993, and collaborative funding is committed through mid-1995.

        Licensed Products
        -----------------

                Recombinant Human Antihemophilic Factor ("rhAHF")
                -------------------------------------------------

        Recombinant human antihemophilic factor ("rhAHF", or recombinant human Factor VIII) is a manufactured version of a naturally occurring protein that helps regulate activation of the body's coagulation pathway -- the system that controls the formation of blood clots and prevents bleeding. Hemophilia A, a condition affecting approximately one in 10,000 men (or approximately 20,000 persons in the U.S.) is caused by deficient levels of Factor VIII. Symptoms of hemophilia include uncontrolled bleeding into soft tissues, muscles and weight-bearing joints.

        For the past 20 years, people with hemophilia have had to rely on Factor VIII products derived from human blood to treat or prevent bleeding episodes. The supply of Factor VIII from this source is limited by blood and plasma donations. Patients who rely on this product may also risk exposure to blood-borne viruses, such as hepatitis and the AIDS virus.

        Genetics Institute's development of a genetically engineered human Factor VIII product is one of the most significant technical achievements by the biotechnology industry. Recombinant Factor VIII is the largest protein ever produced using genetic engineering technology.

        In 1992, the FDA licensed the Company's concentrated rhAHF product and its licensee's (Baxter Healthcare Corporation, Hyland Division ("Baxter")) finished product, RecombinateTM Antihemophilic Factor (Recombinant), for the treatment of hemophilia A. RecombinateTM Antihemophilic Factor (Recombinant) brand Factor VIII is currently marketed in the U.S. and Europe by the Hyland division of Baxter Healthcare Corporation, under the terms of a worldwide license, and by Rhone-Poulenc Rorer Inc. ("RPR"), a Hyland distributor. Applications for regulatory approval have been filed by Baxter in Japan and other countries throughout the world.

        The production of concentrated rhAHF by recombinant DNA technology rather than from human blood eliminates the risk of transmitting human viruses associated with plasma-derived Factor VIII products. In addition, it makes possible a supply of Factor VIII which is not limited by the blood donor system. These advantages should ultimately enable persons with hemophilia to use rhAHF to prevent episodes of bleeding, and thereby improve the quality of their lives.

        Baxter is the Company's worldwide exclusive licensee of concentrated rhAHF. The Company has retained substantial worldwide manufacturing rights and will supply product concentrate to Baxter. Baxter further processes the concentrated rhAHF and sells finished product. Genetics Institute has the right to manufacture fifty percent of Baxter's requirements until December 2002, and thirty percent of Baxter's requirements until December 2009. Currently, the Company manufactures one hundred percent of Baxter's requirements for product concentrate. Baxter has initiated activities to develop its own capacity to manufacture product concentrate, and the Company expects Baxter to begin supplying a portion of its worldwide commercial requirements beginning as early as 1997. The Company earns manufacturing revenue on the supply of concentrated rhAHF material, and a royalty on Baxter's sales of finished rhAHF product.

        Recombinant Human Erythropoietin ("rhEPO")
        ------------------------------------------

        Natural EPO is a protein that stimulates the production of red blood cells. Inadequate production of EPO by the kidneys results in decreased red blood cell production and anemia. Pharmaceutical compositions containing EPO are used by kidney dialysis patients as an alternative to whole blood or red cell transfusions. Such transfusions are the only other current treatments for this form of anemia and may expose the patient to various side effects and the risk of contracting blood-borne diseases.

        Genetics Institute's rhEPO products are being sold in Japan, Europe and certain other countries outside the United States by its licensees, Chugai Pharmaceutical Co., Ltd. ("Chugai") and Boehringer Mannheim GmbH ("Boehringer Mannheim"), respectively. Chugai has an exclusive, royalty-bearing license from the Company to manufacture and market rhEPO in the Far East (except for China), Australia, New Zealand, Canada and Mexico. The Company has granted Boehringer Mannheim an exclusive, royalty-bearing license to manufacture and market rhEPO in Europe, China, South America, Africa and the Middle East. The Company is currently receiving royalties based on licensee sales of rhEPO in these territories.

        Due to blocking patents held by Amgen Inc. ("Amgen") in the United States, the Company does not expect to receive any revenue from the sale of its rhEPO products by licensees or by its own manufacturing or marketing efforts in the United States.

        In 1993, a long-standing EPO patent infringement dispute between the Company and Amgen was settled. As part of the settlement, the Company paid Amgen $14.0 million. An additional $2.0 million may become payable contingent upon the outcome of certain future events. Ortho Pharmaceutical Corporation's ("Ortho") infringement claims against the Company were dismissed. An appeal by Ortho of the dismissal of its infringement claims is pending. See ITEM 3. LEGAL PROCEEDINGS at page 25.

        EPO patent litigation is proceeding in Europe on a country- by-country basis; and, absent settlement, is expected to continue for a number of years. However, injunctive relief sought by Ortho or its affiliates could at any time result in a loss of royalties in the country or countries where issued. Royalties in fiscal 1994 totalled approximately $11.3 million for rhEPO sales in Europe. See ITEM 3. LEGAL PROCEEDINGS at page 25.

        In June 1994, the U.S. Patent and Trademark Office granted the Company a new patent on homogeneous EPO compositions which the Company believes is infringed by the making, using and selling of rhEPO in the United States by Ortho and Amgen. The Company is engaged in legal proceedings with Ortho and Amgen concerning this new patent and can provide no assurance as to their outcome. See ITEM 3. LEGAL PROCEEDINGS at page 25.

        Recombinant Novel Plasminogen Activater ("rNPA")
        ------------------------------------------------

        Recombinant novel plasminogen activator ("rNPA") is a form of thrombolytic (clot-dissolving) agent which may be useful in the treatment of heart attacks and other conditions which may benefit from the dissolution of blood clots.

        Heart attacks can result from blockage of the coronary arteries which supply oxygen-rich blood to the cardiac muscle. Frequently, the final blockage of a diseased (atherosclerotic), partially-obstructed artery results from the formation of blood clots, or thrombi, which block the supply of blood to the heart muscle. The degree of permanent damage to the heart depends on the severity and duration of the blockage of the coronary artery. rNPA is being evaluated in phase II clinical studies in Japan for its utility in dissolving these blood clots.

        Genetics Institute granted Suntory, Ltd. of Japan a license to develop and commercialize rNPA for the Japanese market. The Company has commercial rights to rNPA in the rest of the world, including the United States.

        rNPA may have improved qualities over existing thrombolytic therapy. Preclinical data and early clinical data suggest that rNPA's period of activity in the body (its "half-life") is approximately ten times that of tPA. As a result, unlike tPA, an existing thrombolytic agent which is administered by infusion over several hours, rNPA is being developed and tested by Suntory for administration as a single injection. If the clinical tests are successful, rNPA could potentially be administered earlier and more easily than tPA.

        In June 1994, the United States Court of Appeals for the Federal Circuit ("CAFC") reversed a 1991 lower court decision and found in favor of Genetics Institute that rNPA does not infringe any of Genentech, Inc.'s United States tPA patents. The CAFC's decision recognized a significant distinction between rNPA and tPA. As a result of this decision and Suntory's preliminary clinical data, the Company is currently exploring commercialization options for rNPA in territories outside of Japan.

                rhGM-CSF, rhIL-3, and rhIL-6
                ----------------------------

        GM-CSF is a blood cell growth factor which is produced by cells of the body as part of the natural defense against infections. GM-CSF stimulates the intermediate to late stages of development of several different blood cell lineages, and is particularly effective in stimulating growth of cells in the granulocyte and macrophage lineages.

        The Company developed rhGM-CSF under a Research Agreement with Sandoz, Ltd. ("Sandoz") and assigned its rhGM-CSF patent rights to Sandoz in return for royalties on product sales. Schering-Plough also independently developed a rhGM-CSF product. In 1988, Sandoz entered into an agreement with Schering-Plough concerning worldwide co-development and co-promotion of rhGM-CSF and Sandoz and Schering-Plough have received approval to sell rhGM-CSF in Europe and certain other countries outside the United States. As a result of this agreement, the Company receives royalties under Sandoz rhGM-CSF patent rights on the combined worldwide sales of rhGM-CSF by Sandoz and Schering-Plough at the same royalty rate due under the Company's agreement with Sandoz.

        rhIL-3 is a blood cell growth factor that is produced by cells of the immune system as part of the body's natural defense against infections. The Company believes that rhIL-3 acts earlier in the pathway of blood cell production than certain other colony stimulating factors and stimulates a broader range of cell types, including white blood cells, red blood cells and platelets.

        rhIL-6 is a blood cell growth factor that also is produced by cells of the immune system as part of the body's natural defense against infections. The Company believes that rhIL-6, like rhIL-3, acts early in the pathway of blood cell production stimulating a broad range of cell types, including white blood cells, red blood cells and platelets.

        The Company licensed to Sandoz the exclusive worldwide right to manufacture and market rhIL-3 and rhIL-6 and is entitled to receive royalties on commercial sales of both products. Both of the products are currently in clinical development.

        Development and License Agreements
        ----------------------------------

        The Company has entered into agreements with a number of licensees to conduct collaborative research and development programs, and to supply bulk drug substance. While the terms of each agreement differ, the agreements generally provide that the Company will perform research on specific products or in a specific field and will use commercially reasonable and diligent efforts to develop a specified product or group of products. Under most of these agreements, the Company is reimbursed for a portion of its research and development costs and/or is paid fixed fees for attaining specified technical or product development benchmarks by the Company and/or the licensee. In general, such agreements can be canceled on relatively short notice if certain objectives are not met or, in some cases, for reasons unrelated to the Company's research and development progress.

        Generally, upon the completion of the Company's research and development efforts, the licensee agrees to use its best or commercially reasonable diligent efforts, subject to certain conditions, to conduct clinical testing and obtain regulatory approvals, to market and, in some cases, manufacture the developed product. Under most of the agreements, the licensee acquires the exclusive right to exploit the developed technology in specified geographic territories for specified products or within specified fields of use, and the Company retains the right to use such technology for other products or outside such fields of use or such territories. The Company is generally entitled to receive royalties based on sales of products derived from the technology developed by the Company. Royalty rates for patented products in some cases are higher than those for unpatented products, and royalty periods for patented products sometimes extend for longer periods of time. The Company has retained the right, subject to certain conditions, to manufacture commercial quantities of products for certain of its licensees, including Baxter (relating to rhAHF), Schering-Plough (relating to rhM-CSF and rhIL-11), the GPDC (relating to bone morphogenetic proteins), the GYJ (relating to rhIL-11 and rhIL-12), Wyeth-Ayerst International (relating to rhIL-11), and IL-12 partners (relating to rhIL-12).

        The Company's licensees that have contributed 10% or more of the Company's revenues during one or more of the past three years are Baxter, AHP, Chugai, Yamanouchi, SciGenics and Boehringer Mannheim. Baxter provided approximately 12%, 44% and 38% of the Company's revenues in fiscal 1992, 1993 and 1994, respectively. AHP provided 12% and 22% of the Company's revenue in fiscal 1993 and 1994 respectively. Chugai provided approximately 21%, 16% and 17% of the Company's revenues in fiscal 1992, 1993 and 1994, respectively. Yamanouchi provided approximately 24%, 13% and 10% of the Company's revenues in fiscal 1992, 1993 and 1994, respectively. SciGenics provided approximately 12% of the Company's revenues in fiscal 1992. Boehringer Mannheim provided approximately 10% of the Company's revenues in fiscal 1992. Chugai and AHP are shareholders of the Company.

        The Company's research and development expenses were $89.6 million, $99.0 million and $108.2 million in fiscal 1992, 1993 and 1994, respectively. Under collaborative research and development agreements with corporate sponsors and development partners, the Company recognized $60.4 million, $34.3 million and $44.8 million of collaborative research and development revenue in fiscal 1992, 1993 and 1994, respectively.

        SciGenics
        ---------

        In May 1991, the Company and SciGenics, Inc. ("SciGenics") completed a public offering of 2,090,909 units (the "Offering"), each unit consisting of one share of SciGenics Callable Common Stock and one warrant to purchase one share of Common Stock of Genetics Institute, which resulted in gross proceeds to SciGenics of approximately $42.0 million. In connection with the Offering, the Company entered into various agreements with SciGenics.

        The Company has entered into a technology license agreement and a research and development agreement with SciGenics. Under the terms of the technology license agreement, SciGenics has obtained exclusive licenses to the Company's technology to develop and commercialize rhM-CSF in North America and to develop and commercialize embryonic growth and regulatory proteins ("EGRP Factors") throughout the world for all purposes other than for the inducement, formation, growth, repair, regeneration or treatment of human or animal bone or cartilage. Under the terms of the research and development agreement, SciGenics has engaged the Company to continue the development of rhM-CSF and to conduct early stage research and development of EGRP Factors. Pursuant to the technology license agreement, SciGenics paid the Company a non-refundable payment of $2.5 million. Pursuant to the research and development agreement, SciGenics is obligated to pay to the Company approximately $39.0 million (together with the non-refundable payment, substantially all of the net proceeds raised by it in the Offering) for research and development services. The Company has committed to match funds expended by SciGenics toward continued development efforts of rhM-CSF up to $20.0 million of SciGenics rhM-CSF funding. Such obligation (along with the Company's continuing obligation to conduct rhM-CSF research and development) is terminable by the Company, provided that if it elects to so terminate such obligation, the Company's program purchase and stock purchase options described below will terminate. Under the terms of the technology license agreement and the research and development agreement, SciGenics will own worldwide rights to all EGRP Factors (and related technology discovered on behalf of SciGenics) during the term of the research and development agreement.

        The Company has been granted an option to purchase all (but not less than all) of the shares of Callable Common Stock of SciGenics. Except as noted below, the option provides for escalating exercise prices per share ranging from $54.04 (if exercised on or before May 31, 1995) to $69.83 (if exercised from June 1, 1995 to May 31, 1996). The option will terminate no later than May 31, 1996 and may terminate earlier upon the occurrence of certain events.

        The Company also has been granted options to acquire all technology and related rights of SciGenics under either or both of the rhM-CSF and EGRP programs. If the Company exercises a program purchase option for either the rhM-CSF or EGRP program, the program purchase option for the remaining program will terminate. In such event, the Company's call option on the outstanding SciGenic's Callable Common Stock will remain in effect, however, the call option price will be reduced by the per share equivalent price paid for the exercise of a program purchase option. Such options will terminate no later than May 31, 1996 and may terminate earlier upon the occurrence of certain events. The exercise periods and the program purchase option exercise price for each program are as follows:

                                                  Exercise Price
                                                  --------------
      Exercise Period                          rhM-CSF         EGRP
      ---------------                          -------         ----
On or before  May 31, 1995...........        $103,500,000   $40,250,000
From June 1, 1995 to May 31, 1996....         131,100,000    46,000,000

     If the Company exercises the program purchase option for the EGRP program, it will be required to pay to SciGenics, in addition to the applicable amount set forth above, $4.0 million (a "Benchmark Payment") for each EGRP Factor that is identified by it prior to November 30, 1996 and that enters phase I clinical trials prior to November 30, 2001, subject to certain limitations and conditions.

     Patents and Proprietary Rights
     ------------------------------

     As of February 1, 1995, 87 United States patents and a total of 282 patents worldwide have been issued to the Company. There can be no assurance as to how many patents will issue to the Company or whether any issued patents will provide the Company and its corporate sponsors with significant protection against competitors.

     United States patent office interference proceedings have been declared or are likely with respect to a number of the Company's United States patent applications, and the costs of such proceedings may be significant. Moreover, there can be no assurance that any patents issued to the Company will not be
infringed  upon  or  designed  around  by  others.    See   "Legal
Proceedings."

     The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. Competitors have filed applications for, or have been issued, patents and may obtain additional patents relating to products or processes which are similar to or improve upon many of the products or processes being developed by the Company. The Company is unable to predict how the courts will resolve issues relating to the validity and scope of such patents. Companies that have or obtain patents relating to such products or processes could bring, and, in some cases, have brought, legal actions against the Company or its licensees claiming damages and seeking to enjoin them from manufacturing, marketing or clinically testing the affected product. The costs of such litigation are significant. If any such action were successful, in addition to any potential liability for damages, in the case of an action against the Company, or a reduction in royalties, in the case of an action against a licensee, the Company or its licensees would be required to obtain a license in order to continue to manufacture or market the affected product. No assurance can be given that the Company or its licensees would be able to prevail in any such action or could obtain on acceptable terms any license required under any such patent. See "Legal Proceedings."

     Existing patents, including several owned by competitors of the Company, claim basic aspects of genetic engineering technology. A number of pending patent applications filed by competitors make similar claims. It is unclear whether patents will issue from these applications, or whether the broad claims made in such applications will be allowed. If broad claims of existing or future patents are upheld as valid by courts, certain companies whose business consists of genetic engineering, such as the Company, would be required to obtain licenses. There can be no assurance that such licenses will be available on acceptable terms or that the total royalties payable under such licenses would not adversely affect the Company's operating results. If the Company's licensees are required to pay royalties or make similar payments to a third party in order to obtain any such licenses which are required to market and sell the products developed by the Company for such licensees, such licensees are generally entitled to deduct a portion of such payments from royalties otherwise payable to the Company. In a few cases, the Company is required to indemnify the licensees against certain costs or liabilities incurred by the licensees as the result of any patent infringement or similar claim asserted by a third party with respect to technology or products developed by the Company.

     The Company intends to continue to apply for patent protection in appropriate cases. The Company also intends to rely on its unpatented proprietary know-how. There can be no assurance that competitors will not develop or acquire equivalent proprietary information. All key employees, consultants and
licensees   of   the   Company   have   agreed   to  maintain  the
confidentiality of the Company's proprietary information. The Company's licensees may be competitors of the Company with respect to products other than those covered by their development and license agreements with the Company, and many of the Company's consultants may be engaged in research projects outside the scope of their consulting agreements with the Company.

     The Company engages in research collaborations and enters into preclinical and clinical testing agreements with academic institutions and U.S. government agencies, such as the National Institutes of Health ("NIH"), in order to benefit from their technical expertise and staff and to gain access to clinical testing models, patients and related technology. Consistent with biopharmaceutical industry and academic standards, and the rules and regulations under the Federal Technology Transfer Act of 1986, these agreements may provide that results will be freely published, that information or materials supplied by the Company or developed under the agreement will not be treated as confidential, and that the Company will receive either joint ownership in or the right to negotiate a royalty-bearing license to such results.

     The Company has entered into, and may in the future enter into, agreements with certain companies and institutions under which the Company obtains royalty-bearing licenses to use certain products, patent rights and processes in the manufacture of the Company's products.

     Manufacturing
     -------------

     Proteins produced by recombinant DNA technology are manufactured by growing large quantities of genetically engineered cells, purifying the desired protein from the cells or culture medium and characterizing in detail the protein's chemical and biological properties. Development groups within the Company have expertise in engineering bacterial (e.g., E coli) and mammalian cells (e.g. chinese hamster ovary cells) to produce recombinant proteins and in characterizing the resulting products. The optimal cell type for the production of a particular protein product depends on the individual properties of that protein and the quantities required for commercial use. The achievement and maintenance of an optimal environment for the production of a protein becomes more difficult as the scale of production increases and may require extensive development efforts and expenditures.

     The Company owns and operates a 220,000 square foot product development and manufacturing facility in Andover, Massachusetts. The manufacturing portion of this facility contains four independent production suites. Two of the four suites are currently licensed by the FDA for the commercial production of rhAHF. The Company also has a production suite at its facilities in Cambridge, Massachusetts. These facilities are designed to be adequate to address clinical and early commercial-scale production requirements of the Company and its licensees, as applicable, for the next several years.

     The Company presently does not have its own fill and finish capabilities for producing and labelling final drug products from bulk drug substance or bulk proteins. The Company has agreements with its licensees, such as Baxter with respect to rhAHF, to perform such services, and contracts with suppliers for its own proprietary products currently in clinical development to perform fill and finish services. In 1994, the Company relied substantially on Wyeth-Ayerst Laboratories, the pharmaceutical division of AHP, and one other third party for the fill and finish of products used in clinical testing.

     Currently, 100% of the Company's product sales are dependent upon the manufacture of rhAHF concentrate. Raw materials used in the manufacture of rhAHF are supplied by vendors qualified by the Company and conform to specifications set by the Company that meet regulatory requirements. In the event a qualified vendor cannot provide sufficient raw materials to meet rhAHF production requirements, no assurance can be given that an alternate vendor can be qualified by the Company, and make up any shortfall of raw materials in a timely fashion.

     Both the Cambridge and Andover production facilities have been inspected by the FDA and are designed to meet applicable standards for "Good Manufacturing Practices" or GMPs established by the FDA and other applicable government standards. The Company anticipates that these facilities will be subject to ongoing inspections by the FDA and international regulatory authorities in connection with their reviews of the Company's products. GMPs require that all manufacturing processes be monitored and controlled, and prohibit the release of any products which fail to comply with applicable product and process specifications. Because the manufacture of proteins is complex, the Company cannot guarantee that in the event of a failure or series of failures in the production of a protein resulting in GMP non-compliance, that it will have adequate manufacturing capacity to meet all of the Company's clinical and commercial manufacturing requirements.

     Government Regulation
     ---------------------

     The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries.

     FDA Approval. Pharmaceutical products or devices intended for preventative, therapeutic or diagnostic use in humans are governed by FDA regulations in the United States. The process of completing clinical testing and obtaining FDA approvals for a new drug, device or biological product is likely to take a number of years and requires the expenditure of substantial resources. No product is assured of ultimately receiving such approvals.

     The steps required before a new human pharmaceutical product or device can be marketed in the United States typically include preclinical testing, filing an Investigational New Drug ("IND") application or an Investigational Device Exemption ("IDE"), conducting clinical trials and filing with and approval by the FDA of a marketing application, either a New Drug Application for drugs, a Product License Application for biologics or a Premarket Approval Application for devices. Preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the investigational product's efficacy and to identify significant safety problems. The results of these studies are submitted to the FDA for review as part of the IND or IDE application before a company can commence testing in humans.

     The human clinical testing program is conducted in phases, is designed to collect data relating to the dosing, safety, side effects and efficacy of a product candidate, and may include a comparison with any currently accepted therapy. Phase I clinical trials are usually conducted with a small number of individuals and are designed to determine the metabolic and pharmacologic activities of the pharmaceutical product and to assess its safety. Pilot studies, in the case of devices, are similarly designed to test the general biocompatibility of the device and its safety in humans. While phase I and pilot study results have received increasing attention in the biotechnology industry, it is important to recognize that phase I and pilot study results only represent the first step in the clinical testing of a product and are important insofar as they provide the safety data and the initial clinical evidence needed to proceed to phase II and pivotal trials in which efficacy is ultimately measured.

     Phase II clinical trials generally involve studies in a limited patient population to provide preliminary evidence of efficacy of the product for specific targeted indications and to determine optimal dosage. Phase II studies generally do not involve enough patients to demonstrate efficacy in support of regulatory approval, and the Company cautions investors that positive phase II results alone do not assure that a product candidate will ultimately demonstrate efficacy in larger-scale phase III or pivotal trials. Phase III or pivotal clinical trials will be required to further evaluate clinical efficacy, to test for safety within an expanded patient population and to support registration of the product.

     Upon completion of clinical testing demonstrating that the new product is safe and effective for a specific indication, a marketing application may be filed with the FDA, and no assurance can be given that an application will be approved based on the data collected. This marketing application includes details of the manufacturing and testing processes, preclinical studies and clinical trials. The FDA must approve the application before the applicant may market the new product.

     Once an FDA license has been obtained or the FDA approves a marketing application, further studies may be required to provide additional data on safety or to gain approval for the promotion of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA may require post-approval testing for certain products and also requires surveillance programs to monitor a product's longer-term effects. Side effects resulting from the use of pharmaceutical products may prevent or limit the further marketing of the products.

     In addition to product licensing or product marketing approval, a company producing biological products must obtain an establishment license from the FDA covering the company's manufacturing facilities before a biological product manufactured by the company can be marketed in the United States. Prior to granting such a license, the FDA will review the company's manufacturing procedures and inspect its facilities and equipment for compliance with applicable rules and regulations. Since any establishment license which may be granted by the FDA is both site and process specific, any material change by a company in its manufacturing process, equipment or location would necessitate additional FDA review and approval. In 1992, the Company received an Establishment License from the FDA for the manufacture of concentrated rhAHF for sale to Baxter which will further process and resell the rhAHF.

     Health Care Reform. The debate regarding health care reform has raised the level of risk associated with biopharmaceutical development. The Company cannot predict with certainty what impact health care reform or the continuing competitive pricing pressures in the pharmaceutical markets, particularly from large buyers, managed care organizations and government purchasers, might have on the Company's products.

     Other Regulation. The federal government regulates certain recombinant DNA research activity through the NIH guidelines for research involving recombinant DNA molecules (the "NIH Guidelines"). The Company complies with the NIH Guidelines which, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment of recombinant DNA molecules that must be met for various types of research.

     Genetics Institute is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Research Conservation and Recovery Act, national restrictions on technology transfer, federal regulations on the protection of human subjects in clinical studies, the protection of animal welfare in preclinical studies, import, export and customs regulations and other present or possible future local, state or federal regulation. From time to time Congressional Committees and federal agencies have indicated an interest in implementing further regulation of biotechnology and its applications.

     Orphan Drug Act. The Orphan Drug Act is intended to provide incentives to manufacturers to develop and market drugs for rare diseases or conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. Historically, both drugs (filed under NDAs) and biologicals (filed under PLAs) have been eligible for orphan drug designation.

     A product that receives orphan drug designation and is the first product to receive an FDA license for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. However, a product that is considered by the FDA to be different than a particular orphan drug is not barred from sale in the United States during such seven-year exclusive marketing period even if it receives marketing approval for the same product claim.

     Foreign Regulatory Approval. Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are now procedures for unified filing in Western Europe for the fifteen members of the European Union, many member countries require pricing reviews and approvals prior to marketing.

     At present, pharmaceutical products generally may not be exported from the United States for other than research purposes until the FDA has approved the product for marketing in the United States. However, a company may apply to the FDA for permission to export finished products or partially processed biologics to a limited number of countries prior to obtaining FDA marketing approval for the United States.

     Competition
     -----------

     The   Company   believes  that  it  is  likely  to  encounter
significant competition with respect to its principal products. Companies that are able to complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Research in biotechnology is also being carried out in universities and other nonprofit research organizations. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. Moreover, these institutions continue to compete with the Company in recruiting skilled scientific personnel.

     Amgen and its licensees are marketing rhEPO in the United States, Europe and Japan. Cutter Biologicals, Inc. ("Cutter"), a division of Miles Laboratories, Inc. (a subsidiary of Bayer AG), has developed a recombinant antihemophilic factor which competes directly with the Company and Baxter's jointly-developed rhAHF product in the United States and certain other countries excluding Japan. rhAHF also competes throughout the world with plasma-derived Factor VIII, which is marketed worldwide by several major healthcare companies, including Baxter, RPR, Pharmacia A.B., Behringwerke Gmbh, Alpha Therapeutics, Inc. and its parent The Green Cross Corporation, Immuno A.G., the American Red Cross and similar Red Cross organizations. There is also potential for competition from second generation recombinant Factor VIII molecules. Pharmacia A.B. is conducting clinical trials with a second generation molecule and the Company has also discovered a second generation molecule which it may consider for development. The Company believes that its patent rights in second generation recombinant Factor VIII molecules will protect against competition from Pharmacia A.B. However, no assurance can be given as to the strength and breadth of such patent rights.

     In connection with the settlement of the Factor VIII patent litigation (see "Legal Proceedings"), Baxter agreed to sell rhAHF to Rhone-Poulenc Rorer, Inc. ("RPR") as a distributor under RPR's own name. The Company believes RPR is seeking regulatory approvals in the United States and abroad, and Rorer will compete with Baxter upon entering such market. The Company may earn additional manufacturing revenue if RPR purchases rhAHF from Baxter. However, RPR's sales of rhAHF may reduce the manufacturing profit or royalties received from sales of rhAHF by Baxter.

     Significant potential competition exists with respect to the Company's principal proprietary product candidates: rhFIX, rhIL-11, rhBMP-2, and rhIL-12. Plasma derived Factor IX is currently marketed and sold worldwide by RPR, Pharmacia A.B., Alpha Therapeutics, Inc. and its parent the Green Cross Corporation, Red Cross organizations, Bayer AG, Behringwerke AG, Immuno AG, Armour Pharmaceutical Company, and is expected to compete with rhFIX. Pharmaceutical Proteins Ltd. is developing a recombinant Factor IX product which it produces in transgenic sheep. Roche, with whom the Company has a cross-license with respect to rhIL-12, is actively developing a competitive rhIL-12 product.

     Immunex Corporation is developing PIXY-321, which is in phase III clinical trials, as a agent to restore platelets, and if successful, it could compete with NeumegaTM rhIL-11. Genentech, Inc., Zymogetics, Inc. and Amgen, Inc. are each testing TPO in preclinical models, to determine if it has potential as a platelet restoration agent, and Sandoz is testing both rhIL-3 and rhIL-6 in the clinic in that indication as well. The Company believes that NeumegaTM rhIL-11 has the potential to compete favorably with each of these molecules; however, without final clinical data, and regulatory approval, it is not possible to provide any assurances as to the relative labelling and efficacy of these various product candidates.

     Creative BioMolecules, Inc. and Stryker Corporation are developing a bone morphogenic protein which could potentially compete with rhBMP-2. Other companies are developing bovine-derived bone growth factors, as well as other growth factors for the repair of bone and cartilage tissue.

     Competitors have also commenced clinical trials on, filed for marketing approval for, or received marketing approval for products that will compete with rhM-CSF, rNPA, rhGM-CSF, rhIL-3, and rhIL-6.

     The field of biotechnology is expected to continue to undergo rapid and significant technological change and to involve significant competition. One example is the emerging field of gene therapy in which the gene for a protein is inserted in the patient to enable the patient to manufacture the protein that he or she lacks. In the future, gene therapy could reduce much of the need for rhAHF or rhFIX, and other protein therapeutics. As a result, the Company has entered into research collaborations with gene therapy companies with respect to the rhAHF and rhFIX genes, and is evaluating the desirability of entering into similar collaborations with respect to its other proprietary genes.

     Genetics Institute believes that its ability to compete effectively in the biotechnology industry will be based on a number of factors. These factors include the Company's ability to create and maintain scientifically advanced discovery, development and manufacturing technology, develop proprietary products or processes, attract and retain qualified personnel, raise capital, obtain patent or other protection for its products or processes, obtain required government approvals on a timely basis, select and pursue product candidates with significant market potential, manufacture its products on a cost-effective basis and successfully commercialize its products. Many of the Company's competitors have substantially greater financial resources, experience and sales and marketing organizations than Genetics Institute.

     Human Resources
     ---------------

     As of December 31, 1994, the Company had 941 full-time regular employees, of which 741 were engaged in research, product development, manufacturing, clinical development and regulatory affairs, 116 in operations support and 84 in general administration. Of the Company's employees, 161 have Ph.D. or M.D. degrees and another 133 hold other advanced degrees.

     None of the Company's employees is covered by a collective bargaining agreement. Genetics Institute considers its relations with its employees to be excellent.

     The Company's ability to maintain its competitive position will depend, in part, upon its continued ability to attract and retain qualified scientific and managerial personnel. Competition for such personnel is intense.


ITEM 2.   Properties.
- ------    ----------

     The Company's executive, administrative and research offices as well as a small-scale production facility and research and development laboratories, all comprising approximately 220,000 square feet, are located in four buildings in Cambridge, Massachusetts. The Company owns one building, and leases the remaining three buildings. The lease terms for the Company's two principal Cambridge facilities extend through 1999 and 2009, respectively. In addition, the Company leases approximately 5,000 square feet of office space in Tokyo, Japan, and Paris, France.

     The Company also owns an approximately 220,000 square foot process development and manufacturing facility in Andover, Massachusetts. This facility contains four independent production suites. See "Manufacturing." The Company recently added a 40,000 square foot central utility plant and a new 130,000 square foot preclinical biology and product development facility at its Andover campus. In addition, the Company leases 18,000 square feet of warehouse space in an adjacent Andover building.


ITEM 3.   Legal Proceedings.
- ------    -----------------

     The Company has been engaged in legal proceedings relating to the amount of damages payable by the Company as a result of the holding of the U.S. Court of Appeals for the Federal Circuit ("CAFC") that the Company infringed a U.S. patent of Amgen Inc. ("Amgen") relating to recombinant erythropoietin ("EPO"). On May 11, 1993, the Company and Amgen agreed to settle all then outstanding claims of Amgen against the Company in the United States relating to recombinant EPO.

     In August 1991, Ortho Pharmaceutical Corporation and its affiliates ("Ortho"), a licensee of Kirin-Amgen, Inc.'s recombinant EPO patents, initiated infringement proceedings against the Company in the U.S. District Court in Massachusetts. Ortho moved to consolidate the case with the infringement suit brought by Amgen. Upon motion by the Company and Amgen, Ortho's claims were dismissed and Ortho has appealed the District Court's decision. A decision on the Ortho appeal is pending. The Company and Amgen also jointly moved to dismiss similar claims brought by Ortho against the Company in the U.S. District Court in California in 1989, and the court granted the motion in March 1994.

     In June 1994, the Company sued Ortho in the U.S. District Court in Delaware. The Company's suit claimed that Ortho's manufacture, use and sale of EPO in the U.S. infringes a patent covering pharmaceutical compositions containing homogeneous EPO that was issued to the Company by the U.S. Patent and Trademark Office on June 21, 1994 (the '837 patent). In September 1994, Amgen sued the Company in U.S. District Court in Massachusetts. Amgen's suit asked the court to declare that the Company's '837 patent is invalid and not infringed by Amgen and to declare that any dispute over the patent was resolved by the prior litigation. The Company has filed counterclaims against Amgen for infringement of the '837 patent. Ortho intervened in the Amgen suit in
Massachusetts, and the action against Ortho in Delaware was stayed. In February 1995, the Massachusetts court granted a motion by Amgen for summary judgment. The court ruled that the CAFC decision in the prior litigation invalidating an earlier U.S. EPO patent of the Company precluded the assertion of the '837 patent. The Company plans to appeal. The Company can provide no assurances as to the outcome of these disputes with Ortho and Amgen.

     The Company and its licensees are engaged in various patent litigation proceedings in Europe related to EPO. Beginning in 1991, Ortho and certain Ortho affiliates initiated patent infringement litigation in Europe against Boehringer Mannheim, the Company's European EPO licensee, based on a European recombinant EPO patent issued to Kirin-Amgen, Inc. ("Kirin-Amgen"), its licensor. The suits have included requests for damages and/or injunctive relief. Boehringer Mannheim filed suits against Ortho and/or certain of its affiliates in Europe claiming infringement of the Company's European EPO patents. This litigation has expanded into many of the European Community countries in Boehringer Mannheim's territory. In some countries, where the patentee is a legally necessary party to a suit to enforce a patent, the Company has joined as a plaintiff. The Company is also a defendant in suits in the United Kingdom, Germany, Italy and the

Netherlands brought by an Ortho affiliate seeking to invalidate and revoke the Company's EPO patents in the United Kingdom, the former East Germany, Italy and the Netherlands, respectively. The revocation suit in Germany was dismissed in May 1994. However, it is subject to appeal.

     In June 1994, a claim in the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the European Patent Office. This decision has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals (the "Board") of the European Patent Office relating to the oppositions to Kirin-Amgen's European recombinant EPO patent. The Board ruled that a modified version of certain of Kirin-Amgen's original claims in the patent filing was valid.

     The Company can provide no assurance as to the outcome of these European proceedings. If the courts ultimately rule in Ortho's favor in these European proceedings, including issuing an injunction against the future manufacture or sale of recombinant EPO by Boehringer Mannheim, or if this litigation is otherwise concluded in a manner adverse to Boehringer Mannheim or the Company, future royalty income from EPO in Europe, which totaled $11.3 million in fiscal 1994, could be reduced or eliminated.

     The Company is engaged in a patent interference proceeding among the Company, Genentech, Inc. and Chiron Corporation concerning the Factor VIII U.S. patent rights which are cross-licensed between Baxter (the Company's licensee) and Genentech, Inc. While the Company believes it or Genentech should prevail in the interference, no assurance can be given as to the outcome of this interference. Any disposition of this proceeding in a manner unfavorable to the Company or its licensee could have a material adverse effect on the Company's future consolidated results of operations.

     In September 1994, the Company's U.S. patent directed to the use of vitamin K as a culture medium supplement in the manufacture of recombinant Factor IX was put into a patent interference proceeding among the Company, Transgene, Inc., Zymogenetics, Inc. and British Technology Group, Ltd. ("BTG"). BTG has licensed its Factor IX patent rights to the Company. In addition, in late
October 1994, one of the Company's U.S. patents covering recombinant BMP-2 was put into a patent interference proceeding between the Company and Stryker Corporation, the assignee of Creative BioMolecules, Inc. The Company can provide no assurance as to the outcome of these proceedings.


ITEM 4.   Submission of Matters to Vote of Security Holders.
- ------    -------------------------------------------------

     Not applicable.

     Executive Officers of the Registrant
     ------------------------------------

     The following table sets forth the names and ages of, and the positions and offices with the Company as of February 1, 1995 held by, all executive officers of the Company under Section 16 of the Securities and Exchange Act:

       Name                 Age              Position
Gabriel Schmergel          54           President; Chief Executive
                                        Officer; Director
Patrick Gage, Ph.D.        52           Chief Operating Officer

Garen G. Bohlin            47           Executive Vice President;
                                        Chief Financial Officer

Tuan Ha-Ngoc               42           Executive Vice President

Steven C. Clark, Ph.D.     45           Senior Vice President-
                                        Discovery Research

Lawrence V. Stein          44           Senior Vice President,
                                        General Counsel and
                                        Secretary

Joseph Grimm               43           Vice President-Finance

Jack Morgan                43           Vice President-Corporate
                                        Development
- -----------------

Business Experience

     Mr. Schmergel has been President, Chief Executive Officer and a director of the Company since April 1981.

     Dr. Gage joined the Company in November 1989 as Senior Vice President-Scientific Affairs, was subsequently promoted to Executive Vice President in January 1990 and then was promoted to Chief Operating Officer in November 1993. From 1971 to October 1989, Dr. Gage held various scientific and management positions at Hoffmann-La Roche Inc., most recently as Vice President, Director of Exploratory Research.

     Mr. Bohlin joined the Company in December 1983 as Director of Finance and Treasurer and was subsequently promoted to Vice President-Finance and then to Senior Vice President-Finance and Administration. He has been serving as Executive Vice President and Chief Financial Officer since January 1990.

     Mr. Ha-Ngoc joined the Company in May 1984 as Marketing Manager and was subsequently promoted to Director of Marketing, then to Vice President-Marketing and Business Development and then to Senior Vice President-Pharmaceutical Business. He has been serving as Executive Vice President since January 1990.

     Dr.  Clark  joined  the  Company  in March 1981 as one of the founding Senior Scientists and was subsequently promoted to Director of Hematopoiesis Research in September 1986. He was promoted to Vice President-Research and Development in April 1989, and then to Senior Vice President-Discovery Research in November 1993.

     Mr. Stein joined the Company in November 1992 as Senior Vice President and General Counsel. From 1976 to November 1992, he was an attorney with the law firm of Arnold & Porter, where he became a partner in 1984.

     Mr. Grimm joined the Company in July 1986 as Director of Finance. He has been serving as Treasurer since December 1987 and was promoted to Vice President-Finance in January 1992.

     Mr. Morgan joined the Company as Director, Corporate Development in April 1991 and has been serving as Vice President-Corporate Development since November 1993. Prior to joining the Company, he spent 12 years at Baxter Healthcare Corporation where, among other responsibilities, he was Vice President of Corporate Planning.


                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related
- ----------------------------------------------------------
Stockholder Matters
- -------------------

STOCK PROFILE

Genetics Institute's Common Stock (now represented by Depositary Shares) and Warrants are traded on the National Market System of NASDAQ under the symbols GENIZ and GENIW, respectively. At
January 31, 1995, shareholders of record of the Company's Depositary Shares totaled approximately 1,600. The Company has not paid cash dividends on its Common Stock since its inception. The following table sets forth the high and low sale prices per share of the Common Stock on the NASDAQ National Market System since December 1, 1992.

PRICE RANGE OF COMMON STOCK

     Fiscal 1994                         High        Low
     First Quarter                      49 3/4      42
     Second Quarter                     46 3/4      39 1/2
     Third Quarter                      45 1/2      37 1/4
     Fourth Quarter                     45 1/2      34 1/2

     Month of December 1993             49          45 3/4

     Fiscal 1993


     First Quarter                      32 3/4      25 1/2
     Second Quarter                     32          26 3/4
     Third Quarter                      38 3/4      30 3/4
     Fourth Quarter                     46 1/2      37 1/4

ITEM 6.  Selected Financial Data
- --------------------------------

                                          Year               Years Ended November 30,
                                          Ended       ---------------------------------------
                                          1994        1993        1992       1991        1990
                                         ------       ----        ----       ----        ----
(In thousands except per share data)
STATEMENT OF OPERATIONS DATA
Revenue                                 $130,880    $102,041    $ 87,774     82,551    40,374
Investment income                         14,084      20,852      17,053      5,122     6,571
Research and development expense         108,161      99,002      89,571     69,930    61,074
Net loss                                 (18,875)    (16,895)    (36,957)   (10,740)  (24,530)
Net loss per common share                   (.71)       (.81)      (1.80)     (1.05)    (2.04)
Dividends per common share                    --          --          --         --        --

BALANCE SHEET DATA
Cash and marketable securities          $269,763    $291,484    $354,226     71,432    68,011
Total assets                             421,593     440,737     460,549    192,270   182,338
Shareholders' equity                     389,004     413,695     427,285    164,330   166,527

ITEM   7.   Management's  Discussion  and  Analysis  of  Financial
- ------------------------------------------------------------------
Condition and Results of Operations
- -----------------------------------

OVERVIEW
Genetics Institute, Inc. and subsidiaries (the "Company") are principally engaged in discovering, developing and commercializing protein-based therapeutic products using recombinant DNA and related technologies.

Significant volatility has been associated with the business and operations of biopharmaceutical companies. Announcements by the Company or its competitors concerning technological innovations, new commercial products, results of clinical trials, developments concerning patents, proprietary rights and related infringement disputes, results of litigation, and the expense and time associated with obtaining requisite government approvals may have a significant impact on the Company's business.

The Company's consolidated results of operations have fluctuated from period to period and may continue to fluctuate in the near-term as a result of: the timing of production and shipment of bulk protein products; changes in the timing and composition of funding under its collaborative research and development agreements; the ability to consummate new collaborative agreements; royalty income (and the impact of infringement litigation on royalty income); investment income; and the amount of expenditures committed to research and development programs.

As of December 31, 1994, four of the Company's proprietary product candidates were in phase I or phase II human clinical trials. Phase I and phase II data are preliminary measurements of a product's safety and efficacy and do not assure positive phase III data or ultimate regulatory approval for commercial sale. The Company's market valuation could be subject to volatility as investors interpret the results of the Company's current and future clinical trials.

The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992 (see Note 2 of Notes to Consolidated Financial Statements).

The Company changed its fiscal year to a calendar year effective January 1, 1994. Results for the month of December 1993 are included in the accompanying financial statements as a transition period.

RESULTS OF OPERATIONS

The Company reported a net loss of $18.9 million for fiscal 1994, an increase of $2.0 million from the loss of $16.9 million in fiscal 1993. The fiscal 1994 loss reflects the ongoing expansion of product development activities in the United States, as well as in Japan through a joint venture. In fiscal 1994, revenue increases from the prior year were more than offset by increases in operating and other expenses and by a decrease in investment income.

The net loss for the December 1993 transition period was $4.4 million. This loss exceeded the average monthly net loss recorded in fiscal 1993 and 1994 primarily due to lower than average collaborative research and development revenues.

The net loss of $37.0 million reported for fiscal 1992 included special charges of $32.0 million, primarily relating to the AHP Transaction. The increase in the net loss from fiscal 1992 (exclusive of the special charges) to fiscal 1993 was primarily due to significant expansion of the Company's product development activities and discovery research programs during fiscal 1993.

The Company's revenues include product sales from the supply of recombinant human antihemophilic factor concentrate ("rhAHF") to Baxter Healthcare Corporation ("Baxter"), royalties on sales of products by marketing partners, and collaborative research and development revenue for activities conducted under the Company's agreements with its various collaborative partners. Revenues increased 28% or $28.8 million in fiscal 1994. In fiscal 1994, product sales increased 5% to $43.5 million, royalties increased 61% to $42.6 million and collaborative research and development revenues, including $23.1 million recognized in connection with a joint venture with AHP discussed below, increased 31% to $44.8 million. Revenues for fiscal 1993 increased 16% from fiscal 1992 primarily in relation to the Company's first year of commercial product sales, partly offset by a decrease in collaborative research and development revenues.

Product sales increased 5% or $2.2 million in fiscal 1994. Product sales in fiscal 1993 included $5.8 million of manufacturing profit relating to shipments of rhAHF to Baxter made prior to the December 1992 commercial approval date. Pre-commercial shipments of rhAHF were originally billed to Baxter at cost and were included in collaborative research and development revenues prior to fiscal 1993. Excluding this $5.8 million of one-time manufacturing profit recognized in fiscal 1993, product sales increased 22% or $8.0 million in fiscal 1994, due to an increase in the volume of rhAHF shipped to Baxter.

Royalties increased 61% or $16.1 million in fiscal 1994 primarily due to increases in the volume of recombinant erythropoietin ("EPO") sold by the Company's marketing partners. Royalties also include $2.2 million recognized in fiscal 1994 representing a payment of EPO royalties earned prior to 1994. Such royalties were initially withheld in escrow by the Company's licensee, Boehringer Mannheim GmbH ("Boehringer Mannheim"), to fund the Company's share of the cost of EPO patent suits filed against Ortho Pharmaceutical Co., Ltd. and its affiliates ("Ortho") in Europe. Pursuant to an agreement between the Company and
Boehringer Mannheim which specifies the terms for such cost sharing, $2.2 million was released from escrow in the third quarter of fiscal 1994. In addition, a significant increase in the volume of finished rhAHF product sold by Baxter also contributed to the increase in royalty revenue in fiscal 1994. Royalty revenues decreased 3% in fiscal 1993 despite increases in the volume of finished drug product sold by the Company's marketing partners. The decrease was due to a reduced royalty rate on sales of EPO in Japan as a result of the settlement of a potential patent infringement dispute, and due to royalties withheld to fund the Company's contribution to the cost of EPO patent litigation in Europe as discussed above.

Collaborative research and development revenues increased 31% or $10.5 million in fiscal 1994, principally due to $23.1 million recognized in fiscal 1994 in connection with a joint venture formed by the Company and AHP to develop and commercialize recombinant human interleukin-twelve ("rhIL-12"), a cellular immune system activator, worldwide (except Japan). The amount recognized included $20.0 million in initial milestone and signature payments. The Company also recognized $3.0 million in milestone and signature payments in connection with an agreement between the Company and GI-Yamanouchi, Inc., a joint venture between the Company and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), to develop and commercialize rhIL-12 in Japan. The increases in collaborative research and development revenues relating to the rhIL-12 program were offset by decreases in reimbursable activities and a lower level of benchmark payments from collaborative partners in other development programs. Collaborative research and development revenues decreased 43% from fiscal 1992 to fiscal 1993 principally due to the absence in fiscal 1993 of pre-commercial sales of rhAHF at cost and to a higher level of benchmark payments recognized in fiscal 1992 under collaborative agreements. Collaborative research and development revenues include $28.9 million, $11.8 million and $8.7 million for fiscal years 1994, 1993 and 1992, respectively, relating to collaborations with AHP.

Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from collaborative partners. Such third party royalties totaled $3.8 million and $1.6 million in fiscal 1994 and 1993, respectively. Cost of sales excluding third party royalties, as a percentage of product sales (and also excluding the $5.8 million of one-time manufacturing profit recognized in fiscal 1993 as discussed above) was 56% and 58% for fiscal 1994 and 1993, respectively. The decrease in fiscal 1994 was due to lower unit manufacturing costs.

Research and development expense increased 9% to $108.2 million in fiscal 1994 and increased 11% to $99.0 million in fiscal 1993. The increase in fiscal 1994 was primarily attributable to higher staffing levels in the research and product development areas of the Company and expansion of clinical development activities and outside research collaborations. The increase in fiscal 1993 was primarily due to expansion of the Company's research programs and product development activities.

General and administrative expenses decreased 10% in fiscal 1994 and increased 15% in fiscal 1993, primarily due to higher litigation-related costs in fiscal 1993.

Investment income decreased 32% in fiscal 1994 and increased 22% in fiscal 1993. The increase in fiscal 1993 reflected the higher average balance of cash and marketable securities in fiscal 1993 resulting from the issuance of common stock in January 1992 to AHP in the AHP Transaction. The decrease in fiscal 1994 was due to a lower average balance of cash and marketable securities and net realized losses recorded on sales of certain marketable securities as cash was used during the year, primarily to fund capital expenditures. The Company expects the level of investment income to continue to decrease in fiscal 1995 as cash is used for ongoing capital expenditures and working capital requirements.

Income (loss) of affiliates, net, was $5.3 million of net expense in fiscal 1994, $3.3 million of net income in fiscal 1993 and $0.4 million of net expense in fiscal 1992. In fiscal 1993 the Company recorded $5.0 million of equity income relating to distribution agreements entered into by the GI-Yamanouchi European Partnership (the "GYEP"), which was formed by the Company and Yamanouchi for the commercialization of bone morphogenetic proteins in Europe. The GYEP entered into distribution agreements with AHP and Yamanouchi in return for distribution fees and milestone payments. Excluding the $5.0 million of equity income relating to the GYEP distribution agreements, the increases in loss of affiliates, net, in fiscal 1994 and 1993 were due primarily to increases in the Company's equity in the net losses of GI-Yamanouchi, Inc., relating to expansion of product development activities in Japan.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Implementation of SFAS No. 115 had no impact on the Company's fiscal 1994 results of operations because the Company's marketable securities, which consist of debt securities, are classified as available-for-sale. Under SFAS No. 115, the net unrealized gain or loss on an available-for-sale portfolio of debt securities is recorded in shareholders' equity. The net unrealized gain on the Company's marketable securities recorded in shareholders' equity at January 1, 1994 was $2.6 million. A net unrealized loss of $11.2 million was reflected in shareholders' equity at December 31, 1994.

LEGAL PROCEEDINGS

The Company has been engaged in legal proceedings relating to the amount of damages payable by the Company as a result of the holding of the U.S. Court of Appeals for the Federal Circuit ("CAFC") that the Company infringed a U.S. patent of Amgen Inc. ("Amgen") relating to recombinant EPO. On May 11, 1993, the Company and Amgen agreed to settle all then outstanding claims of Amgen against the Company in the United States relating to recombinant EPO.

In August 1991, Ortho, a licensee of Kirin-Amgen, Inc.'s ("Kirin-Amgen") recombinant EPO patents, initiated infringement proceedings against the Company in the U.S. District Court in Massachusetts. Ortho moved to consolidate the case with the infringement suit brought by Amgen. Upon motion by the Company and Amgen, Ortho's claims were dismissed and Ortho has appealed the District Court's decision. A decision on the Ortho appeal is pending. The Company and Amgen also jointly moved to dismiss similar claims brought by Ortho against the Company in the U.S. District Court in California in 1989, and the court granted the motion in March 1994.

In June 1994, the Company sued Ortho in the U.S. District Court in Delaware. The Company's suit claimed that Ortho's manufacture, use and sale of EPO in the U.S. infringes a patent covering pharmaceutical compositions containing homogeneous EPO that was issued to the Company by the U.S. Patent and Trademark Office on June 21, 1994 (the '837 patent). In September 1994, Amgen sued the Company in U.S. District Court in Massachusetts. Amgen's suit asked the court to declare that the Company's '837 patent is invalid and not infringed by Amgen and to declare that any dispute over the patent was resolved by the prior litigation. Ortho intervened in the Amgen suit in Massachusetts and the action against Ortho in Delaware was stayed. In February 1995, the Massachusetts court granted a motion by Amgen for summary judgment. The court ruled that the CAFC decision in the prior litigation invalidating an earlier U.S. EPO patent of the Company precluded the assertion of the '837 patent. The Company plans to appeal. The Company can provide no assurances as to the outcome of these disputes with Ortho and Amgen.

The Company and its licensees are engaged in various patent litigation proceedings in Europe related to EPO. Beginning in 1991, Ortho and certain Ortho affiliates initiated patent infringement litigation in Europe against Boehringer Mannheim, based on a European recombinant EPO patent issued to Kirin-Amgen, its licensor. The suits have included requests for damages and/or injunctive relief. Boehringer Mannheim filed suits against Ortho and/or certain of its affiliates in

Europe claiming infringement of the Company's European EPO patents. This litigation has expanded into many of the European Community countries in Boehringer Mannheim's territory. In some countries, where the patentee is a legally necessary party to a suit to enforce a patent, the Company has joined as a plaintiff. The Company is also a defendant in suits in the United Kingdom, Germany, Italy and the Netherlands brought by an Ortho affiliate seeking to invalidate and revoke the Company's EPO patents in the United Kingdom, the former East Germany, Italy and the Netherlands, respectively. The revocation suit in Germany was dismissed in May 1994. However, it is subject to appeal.

In June 1994, a claim in the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the European Patent Office. This decision has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals of the European Patent Office relating to oppositions to Kirin-Amgen's European recombinant EPO patent. The Board ruled that a modified version of certain of Kirin-Amgen's original claims in the patent filing was valid.

The Company can provide no assurance as to the outcome of these European proceedings. If the courts ultimately rule in Ortho's favor in these European proceedings, including issuing an injunction against the future manufacture or sale of recombinant EPO by Boehringer Mannheim, or if this litigation is otherwise concluded in a manner adverse to Boehringer Mannheim or the Company, future royalty income from EPO in Europe, which totaled $11.3 million in fiscal 1994, could be reduced or eliminated.

The Company is engaged in a patent interference proceeding among the Company, Genentech, Inc. and Chiron Corporation concerning the Factor VIII U.S. patent rights which are cross-licensed between Baxter (the Company's licensee) and Genentech, Inc. While the Company believes it or Genentech should prevail in the interference, no assurance can be given as to the outcome of this interference. Any disposition of this proceeding in a manner unfavorable to the Company or its licensee could have a material adverse effect on the Company's future consolidated results of operations.

The Company is engaged in a patent interference proceeding among the Company, Transgene, Inc., Zymogenetics, Inc. and British Technology Group, Ltd. ("BTG") concerning U.S. patent rights directed to the use of vitamin K as a culture medium supplement in the manufacture of recombinant Factor IX. BTG has licensed its Factor IX patent rights to the Company. In addition, the Company is engaged in a patent interference proceeding with Stryker Corporation, the assignee of Creative BioMolecules, Inc., concerning one of the Company's U.S. patents covering recombinant BMP-2. Both Factor IX and BMP-2 are currently in the clinical development stage. The Company can provide no assurance as to the outcome of these proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities totaled $269.8 million at December 31, 1994, a decrease of $21.7 million from November 30, 1993.
This decrease included a non-cash net unrealized loss on marketable securities of $11.2 million and a net use of cash and marketable securities of $10.5 million for the thirteen-month period which includes the transition period of December 1993 and the year ended December 31, 1994. For the thirteen-month period: operating activities generated $3.0 million of cash; stock issuances under stock option and employee stock purchase plans generated $9.0 million of cash; equipment sale-leaseback transactions generated cash proceeds of $26.6 million; and cash was used for capital expenditures totaling $49.0 million and other net investments of $0.2 million.

Cash flow in 1995 will be affected by a change in the contractual terms for the payment of rhAHF product revenue to the Company by Baxter. The change in payment terms is expected to increase average accounts receivable from Baxter by up to $20.0 million during 1995.

The Company expects that its available cash and marketable securities, together with investment income, operating revenues and lease and debt financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. Over the next several years, the Company's working capital and capital requirements will be subject to change depending upon numerous factors including the level of capital expenditures, changes in the amount of expenditures committed to self-funded research and development programs, results of research and development activities, competitive and technological developments, the levels of resources which the Company devotes to the expansion of its clinical testing, manufacturing and marketing activities and the timing and cost of obtaining required regulatory approvals for new products.


ITEM 8.  Financial Statements and Supplementary Data.
- ------   -------------------------------------------

All financial statements and schedules required to be filed hereunder are filed as exhibits hereto, are listed under Item 14
(a), and are incorporated herein by reference.


                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant.
- -------   --------------------------------------------------

     (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 16, 1995.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

ITEM 11.  Executive Compensation.
- -------   ----------------------

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors," "-- Compensation of Executive Officers," "-- Compensation Arrangements and Employment Agreements," "-- Report of the Compensation Committee," "-- Stock Performance Chart," in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 16, 1995.


ITEM 12.  Security Ownership of Certain Beneficial Owners and
- -------   ---------------------------------------------------
          Management.
          ----------

     The information required under this item is incorporated herein by reference to the section entitled "Principal
Stockholders" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 16, 1995.

ITEM 13.  Certain Relationships and Related Transactions.
- -------   ----------------------------------------------

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation Arrangements and Employment Agreements" and "-- Certain Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 16, 1995.

     The Company, AHP and its affiliate, AHP Biotech Holdings, Inc. ("Holdings") have entered into a Governance Agreement (the "Governance Agreement") providing, among other things, for (i) the inclusion of nominees designated by Holdings on, and the change in composition on January 1, 1997 of, an expanded Board of Directors of the Company, (ii) the establishment of committees of the Board of Directors addressing compensation, scientific affairs and intellectual property rights and the membership of the directors designated by Holdings on such new as well as existing committees,
(iii) approval rights on the part of the directors designated by Holdings with respect to material acquisitions by the Company, dispositions of all or any substantial portion of its business or assets, issuances and repurchases of equity securities, amendments to the Certificate of Incorporation or By-Laws of the Company and any action otherwise within the purview of the Intellectual Property Committee, Scientific Affairs Committee or Compensation Committee of the Board of Directors established pursuant to the Governance Agreement which is presented to the full Board for action, (iv) certain rights of first refusal granted to AHP with respect to material licensing and marketing arrangements with third parties, including an obligation to first offer to AHP marketing rights to products before offering them to third parties, (v) certain restrictions on acquisitions and dispositions of New Shares by AHP and its affiliates and (vi) certain agreements as to Holdings' voting of its Common Stock with respect to elections of directors and amendments to the terms of the Depositary Shares.

                                    PART IV


ITEM 14.  Exhibits, Financial Statements Schedules,  Supplementary
- -------   --------------------------------------------------------
          Data and Reports on Form 8-K.
          ----------------------------

     Report of Independent Public Accountants..........................                     F-1

     Report of Independent Accountants.................................                     F-2

(a)(1) Index to Financial Statements

     Consolidated Balance Sheets as of
     December 31, 1994 and November 30, 1993...........................                     F-3

     Consolidated Statements of Operations
     for the year ended December 31, 1994,
     the month ended December 31, 1993 and
     the years ended November 30, 1993, and 1992.......................                     F-4

     Consolidated Statements of Cash Flows
     for year ended December 31, 1994,
     the month ended December 31, 1993 and
     the years ended November 30, 1993, and 1992.......................                     F-5


     Consolidated Statements of Changes in
     Shareholders' Equity for  year ended
     December 31, 1994, the month ended
     December 31, 1993  and the years
     ended November 30, 1993, and 1992.................................                     F-6

     Notes to Consolidated Financial Statements........................                     F-7


 (a)(2)  Index to Financial Statement Schedules.

The following Financial Statement Schedule is filed as part of this
Report:

Schedule II-      Valuation, Qualifying and Reserve
                  Accounts -- for the year ended
                  December 31, 1994, the month ended
                  December 31,  1993, and the years ended
                  November 30, 1993, and  1992.........................                     S-1

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3)  Index to Exhibits.

     The Exhibits filed as part of this Form 10-K are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

   (b)  Reports on Form 8-K.

   The Company filed no reports on Form 8-K during the quarter ended December 31, 1994.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENETICS INSTITUTE, INC.

March 15, 1995                          By: /s/Gabriel Schmergel
                                            --------------------------
                                               Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                   Date
- ---------                       -----                   ----

/s/Gabriel Schmergel            President;              March 15, 1995
- --------------------
Gabriel Schmergel               Chief Executive Officer
                                (Principal Executive
                                Officer); Director

/s/Garen G. Bohlin              Executive Vice          March 15, 1995
- ------------------              President (Principal
Garen G. Bohlin                 Financial and
                                Accounting Officer)

/s/Benno C. Schmidt             Chairman of the         March 15, 1995
- -------------------             Board: Director
Benno C. Schmidt

/s/James G. Andress             Director                March 15, 1995
- -------------------
James G. Andress

/s/J. Richard Crout, M.D.       Director                March 15, 1995
- -------------------------
J. Richard Crout, M.D.

/s/Anthony B. Evnin             Director                March 15, 1995
- -------------------
Anthony B. Evnin

/s/Fred Hassan                  Director                March 15, 1995
- --------------
Fred Hassan

/s/ Thomas P. Maniatis          Director                March 15, 1995
- -------------------------
Thomas P. Maniatis, Ph.D.

/s/Robert I. Levy               Director                March 15, 1995
- --------------------
Robert I. Levy, M.D.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders of Genetics Institute, Inc.:

We have audited the accompanying consolidated balance sheets of Genetics Institute, Inc., and subsidiaries as of December 31, 1994 and November 30, 1993 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended and the month ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genetics Institute, Inc. and subsidiaries as of December 31, 1994 and November 30, 1993 and the results of their operations and their cash flows for the years then ended and the month ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Arthur Andersen LLP


Boston, Massachusetts
January 18, 1995

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Genetics Institute, Inc.:

We have audited the accompanying consolidated statements of operations, cash flows, and changes in shareholders' equity for Genetics Institute, Inc. and subsidiaries for the year ended November 30, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Genetics Institute, Inc. and subsidiaries for the year ended November 30, 1992 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Coopers & Lybrand L.L.P.


Boston, Massachusetts
December 29, 1992

                         CONSOLIDATED BALANCE SHEETS
                  GENETICS INSTITUTE, INC. AND SUBSIDIARIES

(In thousands except share data)


                                     December 31,       November 30,
                                         1994               1993
                                     ------------       ------------
ASSETS

Cash and cash equivalents             $ 21,793           $  5,859
Marketable securities                  247,970            285,625
Accounts receivable                     16,127             24,434
Inventories                             18,673             15,480
Other current assets                     5,275              5,426
                                       -------            -------
      Total current assets             309,838            336,824
                                       -------            -------

Property, plant and equipment, net     105,315             96,437

Other assets                             6,440              7,476
                                       -------            -------
                                      $421,593           $440,737
                                       =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                      $ 11,544           $  7,309
Accrued expenses                        21,045             19,733
                                       -------            -------
      Total current liabilities         32,589             27,042
                                       -------            -------
Shareholders' equity:

  Common stock, par value $.01;
    authorized 50,000,000 shares           266                262
  Additional paid-in capital           595,360            585,636
  Accumulated deficit                 (206,622)          (172,203)
                                       -------            -------
      Total shareholders' equity       389,004            413,695
                                       -------            -------
                                      $421,593           $440,737
                                       =======            =======


The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  GENETICS INSTITUTE, INC. AND SUBSIDIARIES

(In thousands except per share data)


                                                              Years Ended
                             Year Ended    Month Ended        November 30,
                             December 31,  December 31,  --------------------
                                1994          1993         1993        1992
                             ------------  ------------  --------    --------

REVENUE
 Product sales                $ 43,482     $  3,217      $ 41,313    $     --
 Royalties                      42,603        2,252        26,474      27,306
 Collaborative research
  and development               44,795        1,771        34,254      60,438
                               -------       ------       -------      ------

 Total revenue                 130,880        7,239       102,041      87,744
                               -------       ------       -------      ------

OPERATING EXPENSES
 Cost of sales                  28,369        1,704        22,035          --
 Research and development      108,161        9,327        99,002      89,571
 General and administrative     18,719        1,196        20,784      18,005
 Special items                      --           --            --      31,995
                               -------       ------       -------      ------

 Total operating expenses      155,249       12,227       141,821     139,571
                               -------       ------       -------      ------

LOSS FROM OPERATIONS           (24,369)      (4,988)      (39,780)    (51,827)
                               -------       ------       -------      ------

OTHER INCOME, NET
 Investment income              14,084        1,260        20,852      17,053
 (Loss) income of
   affiliates, net              (5,308)        (462)        3,275        (404)
 Other, net                     (3,282)        (182)       (1,242)     (1,779)
                               -------       ------       -------      ------

 Total other income, net         5,494          616        22,885      14,870
                               -------       ------       -------      ------

NET LOSS                       (18,875)      (4,372)      (16,895)    (36,957)

Dividends on preferred stock        --           --        (3,436)     (4,589)
                               -------       ------       -------      ------

Net loss applicable to common
 shares outstanding           $(18,875)    $ (4,372)     $(20,331)   $(41,546)
                               =======       ======       =======      ======
Weighted average common
 shares outstanding             26,440       26,302        25,103      23,107
                               =======       ======       =======      ======

NET LOSS PER COMMON SHARE     $   (.71)    $   (.17)     $   (.81)   $  (1.80)
                               =======       ======       =======      ======


The accompanying notes are an integral part of the consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES


           (In thousands)                                       Year Ended     Month Ended       Years Ended November 30,
                                                                December 31,   December 31,      ------------------------
                                                                  1994             1993            1993            1992
                                                                ----------      ---------        --------        --------
     OPERATING ACTIVITIES
     Net loss                                                   $ (18,875)      $ (4,372)        $(16,895)       $(36,957)
                                                                ----------      ---------        ---------       --------
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities-
       Depreciation and amortization                               13,192          1,185           11,649          10,571
       Compensation related to incentive plans                        691             79            1,146           1,358
       Loss on sale of investment in affiliate                         --             --               --           1,995
       Equity in net loss (income) of affiliates                    5,308            462           (3,275)            404
     Changes in assets and liabilities-
       Accounts receivable                                            642          3,915             (950)           (931)
       Inventories and other current assets                        (2,745)          (297)           2,930          (1,282)
       Accounts payable                                            (2,331)         4,857            1,889             824
       Accrued expenses                                             5,360         (4,049)           2,889           4,495
       Reserve for patent-related damages                              --             --          (11,000)             --
                                                                ----------      ---------        ---------       ---------
       Net cash provided by (used in)
        operating activities                                        1,242          1,780          (11,617)        (19,523)
                                                                ----------      ---------        ---------       ---------
     INVESTING ACTIVITIES
       Purchase of marketable securities                         (165,014)       (22,084)        (343,114)       (453,289)
       Proceeds from sale/maturity of marketable
        securities                                                189,321         24,260          347,092         214,700
       Additions to property, plant and equipment                 (44,323)        (4,687)         (46,886)        (18,276)
       Proceeds from sale of investment in affiliate                   --             --               --          23,850
       (Investments in) distributions from affiliates              (5,307)         5,000           (2,725)             --
       Other investing activities                                     563           (409)          (3,673)         (1,940)
                                                                ----------      ---------        ---------       ---------
                 Net cash (used in) provided by
                   investing activities                           (24,760)         2,080          (49,306)       (234,955)
                                                                ----------      ---------        ---------       ---------
     FINANCING ACTIVITIES
       Stock issuances                                              7,728          1,233            6,040         303,141
       Preferred stock dividends                                       --             --           (3,436)         (4,589)
       Redemption of preferred stock                                   --             --             (445)             --
       Proceeds from sale-leaseback transactions                   16,714          9,917               --              --
                                                                ----------      ---------        ---------       ---------
           Net cash provided by financing activities               24,442         11,150            2,159         298,552
                                                                ----------      ---------        ---------       ---------
     Net increase (decrease) in cash and cash equivalents             924         15,010          (58,764)         44,074

     Cash and cash equivalents, beginning of period                20,869          5,859           64,623          20,549
                                                                ----------      ---------        ---------       ---------
     Cash and cash equivalents, end of period                    $ 21,793       $ 20,869         $  5,859        $ 64,623
                                                                ==========      =========        =========       =========




The accompanying notes are an integral part of the consolidated financial statements.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  GENETICS INSTITUTE, INC. AND SUBSIDIARIES


                                     Convertible
                                     Exchangeable                        Additional                                     Total
                                      Preferred            Common         Paid-in              Accumulated            Shareholders'
                                        Stock               Stock         Capital               Deficit                 Equity
                                     ------------          -------       ----------         ---------------          --------------
(Dollars in thousands)
BALANCE AT NOVEMBER 30, 1991            $1,150              $146          $273,362               $(110,326)              $164,332

Issuance of 5,271 shares of common
 stock upon conversion of 3,695
 shares of preferred stock                  (4)               --                 4                      --                     --
Issuance of 295,224 shares of
 common stock under incentive plans         --                 3             4,496                      --                  4,499
Issuance of 9,466,709 shares of
 common stock to AHP                        --                95           299,905                      --                300,000
Preferred stock dividends                   --                --                --                  (4,589)                (4,589)
Net loss                                    --                --                --                 (36,957)               (36,957)
                                         -----               ---           -------                 -------                -------
BALANCE AT NOVEMBER 30, 1992             1,146               244           577,767                (151,872)               427,285

Issuance of 231,804 shares of common
 stock under incentive plans                --                 2             6,849                      --                  6,851
Issuance of 1,625,370 shares of
 common stock upon conversion of
 1,137,815 shares of preferred stock    (1,138)               16             1,012                      --                   (110)
Redemption of 8,490 shares of
 preferred stock                            (8)               --              (437)                     --                   (445)
Issuance of 14,864 shares of
 common stock to AHP                        --                --               445                      --                    445
Preferred stock dividends                   --                --                --                  (3,436)                (3,436)
Net loss                                    --                --                --                 (16,895)               (16,895)
                                         -----               ---           -------                 -------                -------

BALANCE AT NOVEMBER 30, 1993                --               262           585,636                (172,203)               413,695

Issuance of 48,183 shares of common
 stock under incentive plans                --                 1             1,311                      --                  1,312
Net loss                                    --                --                --                  (4,372)               ( 4,372)
                                         -----               ---           -------                 -------                -------
BALANCE AT DECEMBER 31, 1993                --               263           586,947                (176,575)               410,636

Issuance of 288,260 shares of common
 stock under incentive plans                --                 3             8,413                      --                  8,416
Unrealized loss on marketable
 securities                                 --                --                --                 (11,172)               (11,172)
Net loss                                    --                --                --                 (18,875)               (18,875)
                                         -----               ---           -------                 -------                -------

BALANCE AT DECEMBER 31, 1994            $   --              $266          $595,360               $(206,622)              $389,004
                                         =====               ===           =======                 =======                =======


The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  GENETICS INSTITUTE, INC. AND SUBSIDIARIES


1.      Summary of Significant Accounting Policies

Business: Genetics Institute, Inc. and subsidiaries (the "Company") are principally engaged in discovering, developing and commercializing therapeutic products using recombinant DNA and related technologies.

Basis of Presentation: The consolidated financial statements include all accounts of Genetics Institute, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Change in Fiscal Year: The Company changed its fiscal year-end from November 30 to December 31, effective January 1, 1994. Financial information for the preceding fiscal year has not been restated because the information is reasonably comparable with the current year. The one-month transition period ended December 31, 1993 is presented separately in the financial statements. Comparative unaudited condensed statement of operations data for the one-month period ended December 31, 1992 is as follows: revenue $9.5 million; operating income $0.7 million; net income $1.9 million; and net income per common share $.06.

Revenue Recognition: Product sales revenue is recognized upon shipment of commercial product and represents commercial sales of recombinant human antihemophilic factor concentrate ("rhAHF") under a supply contract with Baxter Healthcare Corporation ("Baxter") for Baxter's final product manufacturing and distribution. Shipments of rhAHF and other products at cost for periods prior to commercial approval are included in collaborative research and development revenue. The Company has entered into agreements with a number of collaborative partners to conduct collaborative research and development programs. In some cases, these programs are conducted through development partnerships. Revenue under these arrangements is included in collaborative research and development revenue and is generally recognized as the related costs are incurred by the Company, as benchmarks are achieved or as pre-commercial product is shipped, as applicable. Collaborative research and development revenue from development partnerships is recorded net of amounts funded to the partnerships by the Company. Royalty revenue is recognized in the period that commercial product is sold by the licensee.

Research and Development costs, including those incurred in relation to the Company's collaborative research and development programs, are expensed in the period incurred.

Cash Equivalents, for purposes of reporting cash flows, include highly liquid instruments purchased with a maturity of three months or less. The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") effective January 1, 1994. Under SFAS No. 115, the Company's cash equivalents are classified as held-to-maturity (recorded at amortized cost).

Marketable Securities consist of debt securities which are classified under SFAS No. 115 as available-for-sale (recorded at fair value). At January 1, 1994, the cumulative effect of implementing SFAS No. 115 was to record a net unrealized gain of $2.6 million on available-for-sale securities. Under SFAS No. 115, such net unrealized holding gains or losses are recorded in shareholders' equity. For periods prior to fiscal 1994, marketable securities are recorded at cost which approximates market. In computing realized gains or losses, the cost of securities sold is based on average cost. The estimated fair value of marketable securities is based primarily on market quotations.

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment is carried at cost. Depreciation is provided, using the straight-line method, over the assets' estimated useful lives, or for leasehold improvements and leased equipment, over the lesser of the lease term or the useful life, as follows (in years): buildings and building improvements, 10- 30; machinery and equipment, 3-10; and leasehold improvements, 3-15.

Foreign Currency Transactions: The Company enters into foreign exchange forward and option contracts to hedge royalties on sales in foreign currencies by marketing partners. The purpose of this hedging activity is to protect the Company from the risk that dollar cash flows from such royalties will be adversely affected by changes in exchange rates. Gains and losses on forward and option contracts that are hedges of firm commitments are deferred and recognized in revenue in the same period as the hedged transactions. Contracts that hedge anticipated royalty transactions are marked to market and unrealized gains and losses are recorded in income for the period. The net loss on such contracts was $0.6 million in fiscal 1994 and was not material in fiscal 1993. At December 31, 1994, the Company had forward exchange contracts, all having maturities of less than one year, to sell Japanese yen in the amount of $20.0 million and German deutschmarks in the amount of $5.5 million.

Financial Instruments consist of cash equivalents, marketable securities, foreign currency contracts and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable, is based primarily on market quotes. The Company's cash equivalents and marketable securities are generally obligations of the federal government or investment grade corporate or municipal issuers. The Company, by policy, limits the amount of credit exposure to any one financial institution. The counter parties to foreign currency contracts are major financial institutions. The Company does not anticipate any losses from non-performance on such contracts.

Net Loss Per Common Share is computed based on the weighted average number of common shares outstanding during the period. Common share equivalents have not been included in the calculations because their effect would be antidilutive. For periods prior to July 1993, the net loss applicable to common shares consists of the reported net loss plus dividends declared on the Company's then outstanding Convertible Exchangeable Preferred Stock (the "Preferred Stock").


2. Transactions with American Home Products Corporation

The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Genetics Institute, Inc. Common Stock (the "Common Stock") to AHP for an aggregate purchase price of $300.0 million and, for shares of Common Stock owned, the Company's shareholders received from AHP a combination of cash and Depositary Shares subject to a call option (the "Depositary Shares"). Under the terms of the call option, AHP has the right, but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $72.11 per share for the period January 1, 1995 to March 31, 1995 and increasing by approximately $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996. The Company incurred a special charge of $30.0 million in AHP Transaction-related expenses in fiscal 1992.

Independent of its right to call the Depositary Shares, AHP is permitted by the terms of the agreements with the Company to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of December 31, 1994, AHP had purchased 947,000 additional Depositary Shares through such purchases . In addition, in connection with the call for redemption of the Company's Preferred Stock in July 1993, holders of Preferred Stock elected to convert 1,136,815 shares, or approximately 99% of the outstanding shares of such stock, into 1,624,021 shares of Common Stock which, pursuant to the AHP Transaction, were exchanged for the same combination of cash and Depositary Shares received by shareholders in the AHP Transaction. Pursuant to agreements with AHP, the Company issued to AHP 14,864 shares of Common Stock, the proceeds of which funded the cash required for the redemption of the 8,490 shares of Preferred Stock not converted. As of December 31, 1994, such transactions have brought AHP's total ownership position in the Company to approximately 64%.

Effective July 8, 1994, the Company and AHP entered into an agreement to form a joint venture to develop and commercialize recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, on a worldwide basis except for Japan. In connection with this agreement, the Company recognized $23.1 million of collaborative research and development revenue in fiscal 1994 of which $20.0 million represented initial milestone and signature payments and $3.1 million represented funding of product development costs. Collaborative research and development revenue also includes $5.8 million, $11.8 million and $8.7 million, for fiscal years ended 1994, 1993 and 1992, respectively, relating to collaborations with AHP in the area of cell adhesion technology and the potential commercialization of recombinant human interleukin-eleven (rhIL-11), a blood cell growth factor, in certain Pacific Basin territories.

3. Investments in Debt Securities

The Company's investment portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. The fair value of cash equivalents approximated the amortized cost of $21.4 million at December 31, 1994. Aggregate fair value, amortized cost and average maturity for marketable securities held at December 31, 1994 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.

                                          Fair          Gross Unrealized        Amortized
(In thousands)                            Value    Holding Gains and (Losses)      Cost
                                          -----    --------------------------   ---------
U.S. Government and Agency securities
  (average maturity of 3.1 years)        $137,691   $143            $ (6,369)   $143,917
Corporate and other debt securities
  (average maturity of 2.7 years)         110,279     43              (4,989)    115,225
                                         --------   ----            ---------   --------
                                         $247,970   $186            $(11,358)   $259,142
                                         ========   ====            =========   ========

Gross realized gains and losses on sales of marketable securities in fiscal 1994 were $0.8 million and $2.4 million, respectively. Approximately $5.5 million in debt securities at December 31, 1994 has been pledged as collateral pursuant to obligations under operating leases (Note 9).

4. Inventories

Inventories include $14.3 million and $11.6 million of rhAHF at December 31, 1994 and November 30, 1993, respectively, and consisted of:

                                                December 31,        November 30,
(In thousands)                                       1994                1993
                                                -----------         -----------
Raw materials                                       $ 4,354             $ 3,924
Work in process                                         776                 406
Finished goods                                       13,543              11,150
                                                     ------              ------
                                                    $18,673             $15,480
                                                    =======             =======

5. Property, Plant and Equipment, Net

Property, plant and equipment consisted of:

                                                December 31,        November 30,
(In thousands)                                       1994                1993
                                                -----------         -----------
Land and land improvements                         $  9,988             $ 6,066
Construction in progress                             10,891              28,034
Buildings and building improvements                  76,323              47,455
Machinery and equipment                              47,067              41,666
Leasehold improvements                               14,443              15,461
Accumulated depreciation and amortization           (53,397)            (42,245)
                                                    -------             -------
                                                   $105,315             $96,437
                                                   ========             =======

Machinery and equipment with an aggregate cost of $16.7 million and $9.9 million were sold and leased-back in fiscal 1994 and in the month ended December 31, 1993, respectively, as discussed in Note 9.

6. Income Taxes

As of December 31, 1994, the Company had, for federal income tax purposes, carryforwards of net operating losses (NOL) and research and development credits (R&D) available as an offset against future taxable income and income taxes payable as follows (in thousands):

                                                                    Year of
                   NOL                    R&D                      Expiration
                --------                -------                    ----------
                $     --                $   777                    1995-1999
                      --                    699                         2000
                   3,896                    816                         2001
                  14,498                  1,442                         2002
                  19,906                  1,115                         2003
                  34,943                    984                         2004
                   3,885                  1,196                         2005
                  20,114                    630                         2006
                  23,379                  1,988                         2007
                   2,527                    214                         2008
                      --                  1,878                         2009
                --------                -------
                $123,148                $11,739
                ========                =======

The Company utilized approximately $13.1 million of NOLs in 1994 due to revenue recognized for tax purposes in connection with the rhIL-12 joint venture discussed in Note 2. Based on the Internal Revenue Code and the change in ownership of the Company resulting from the AHP Transaction discussed in
Note 2, utilization of the NOL may be subject to an annual limitation.

The Company's NOLs, tax credits and other temporary differences ($51.8 million) represent a deferred tax asset of $74.3 million. Because the level of future taxable income is uncertain, the Company has recorded a valuation allowance equal to the total tax asset.

7. Special Items

Special items in fiscal 1992 include a charge of $30.0 million in AHP Transaction-related expenses as discussed in Note 2 and a charge of $2.0 million to recognize a loss on the sale of the Company's interest in a manufacturing partnership.

8. SciGenics, Inc.

In May 1991 SciGenics, Inc. and the Company completed an initial public offering of 2,090,909 units, each unit consisting of one share of callable common stock of SciGenics, and one warrant to purchase one share of the Company's Common Stock at an exercise price of $35.92 per share, exercisable at any time from December 1, 1992 through May 31, 1996 ("the Warrants"). SciGenics received net proceeds of $42.0 million from the unit offering. These funds are being used to engage the Company to conduct research and development on recombinant human macrophage colony stimulating factor ("rhM-CSF") for North America and embryonic growth and regulatory proteins worldwide in accordance with a development contract. The Company has the option to reacquire the rights for either program or to acquire all of the shares of SciGenics callable common stock, in each case for predetermined amounts during specified future periods. The Company committed, commencing December 1, 1991, to match SciGenics funds expended toward development and clinical trials conducted in the rhM-CSF program up to a maximum of $20.0 million. Through December 31, 1994, $14.2 million had been expended under this commitment. The Company may terminate this commitment, in which event, the program purchase option with respect to the rhM-CSF program and the stock purchase option will terminate. The value of the Warrants ($8.3 million), representing an incentive to enter into the development contract, is included in Other Assets and is being amortized as a charge to operating expenses on the basis of revenues received by the Company from SciGenics each period to projected total revenues to be received. Amortization expense, included in general and administrative expenses, was $0.5 million, $1.1 million and $2.0 million in fiscal 1994, 1993 and 1992, respectively. Accumulated amortization was $6.4 million and $5.9 million at December 31, 1994 and November 30, 1993, respectively.

In September 1991 the units separated into their two components. As noted above, the units were to have separated on December 1, 1992. However, the separation date was advanced due to the Company's announcement of a merger agreement with AHP as discussed in Note 2. The expiration date of the Warrants is unaffected by the merger and remains May 31, 1996. From and after the AHP Transaction, the Warrants are exercisable for the same consideration received by shareholders in the AHP Transaction.

9. Commitments and Contingencies

Litigation: The Company has been engaged in legal proceedings relating to the amount of damages payable by the Company as a result of the holding of the U.S. Court of Appeals for the Federal Circuit ("CAFC") that the Company infringed a U.S. patent of Amgen Inc. ("Amgen") relating to recombinant EPO. On May 11, 1993, the Company and Amgen agreed to settle all then outstanding claims of Amgen against the Company in the United States relating to recombinant EPO.

In August 1991, Ortho Pharmaceutical Co., Ltd. and its affiliates
("Ortho"), a licensee of Kirin-Amgen, Inc.'s ("Kirin-Amgen") recombinant EPO patents, initiated infringement proceedings against the Company in the U.S. District Court in Massachusetts. Ortho moved to consolidate the case with the infringement suit brought by Amgen. Upon motion by the Company and Amgen, Ortho's claims were dismissed and Ortho has appealed the District Court's decision. A decision on the Ortho appeal is pending. The Company and Amgen also jointly moved to dismiss similar claims brought by Ortho against the Company in the U.S. District Court in California in 1989, and the court granted the motion in March 1994.

In June 1994, the Company sued Ortho in the U.S. District Court in
Delaware. The Company's suit claimed that Ortho's manufacture, use and sale of EPO in the U.S. infringes a patent covering pharmaceutical compositions containing homogeneous EPO that was issued to the Company by the U.S. Patent and Trademark Office on June 21, 1994 (the '837 patent). In September 1994, Amgen sued the Company in U.S. District Court in Massachusetts. Amgen's suit asked the court to declare that the Company's '837 patent is invalid and not infringed by Amgen and to declare that any dispute over the patent was resolved by the prior litigation. The Company has filed counterclaims against Amgen for infringement of the '837 patent. Ortho intervened in the Amgen suit in Massachusetts and the action against Ortho in Delaware was stayed. In February 1995, the Massachusetts court granted a motion by Amgen for summary judgment. The court ruled that the CAFC decision in the prior litigation invalidating an earlier U.S. EPO patent of the Company precluded the assertion of the '837 patent. The Company plans to appeal. The Company can provide no assurances as to the outcome of these disputes with Ortho and Amgen.

The Company and its licensees are engaged in various patent litigation proceedings in Europe related to EPO. Beginning in 1991, Ortho and certain Ortho affiliates initiated patent infringement litigation in Europe against Boehringer Mannheim, the Company's European EPO licensee, based on a European recombinant EPO patent issued to Kirin-Amgen, its licensor. The suits have included requests for damages and/or injunctive relief. Boehringer Mannheim filed suits against Ortho and/or certain of its affiliates in Europe claiming infringement of the Company's European EPO patents. This litigation has expanded into many of the European Community countries in Boehringer Mannheim's territory. In some countries, where the patentee is a legally necessary party to a suit to enforce a patent, the Company has joined as a plaintiff. The Company is also a defendant in suits in the United Kingdom, Germany, Italy and the Netherlands brought by an Ortho affiliate seeking to invalidate and revoke the Company's EPO patents in the United Kingdom, the former East Germany, Italy and the Netherlands, respectively. The revocation suit in Germany was dismissed in May 1994. However, it is subject to appeal.

In June 1994, a claim in the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the European Patent Office. This decision has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals of the European Patent Office relating to the oppositions to Kirin-Amgen's European recombinant EPO patent. The Board ruled that a modified version of certain of Kirin-Amgen's original claims in the patent filing was valid.

The Company can provide no assurance as to the outcome of these European proceedings. If the courts ultimately rule in Ortho's favor in these European proceedings, including issuing an injunction against the future manufacture or sale of recombinant EPO by Boehringer Mannheim, or if this litigation is otherwise concluded in a manner adverse to Boehringer Mannheim or the Company, future royalty income from EPO in Europe, which totaled $11.3 million in fiscal 1994, could be reduced or eliminated.

The Company is engaged in a patent interference proceeding among the Company, Genentech, Inc. and Chiron Corporation concerning the Factor VIII U.S. patent rights which are cross-licensed between Baxter (the Company's licensee) and Genentech, Inc. While the
Company believes it or Genentech should prevail in the interference, no assurance can be given as to the outcome of this interference. Any disposition of this proceeding in a manner unfavorable to the Company or its licensee could have a material adverse effect on the Company's future consolidated results of operations.

The Company is engaged in a patent interference proceeding among the Company, Transgene, Inc., Zymogenetics, Inc. and British Technology Group, Ltd. ("BTG") concerning U.S. patent rights directed to the use of vitamin K as a culture medium supplement in the manufacture of recombinant Factor IX. BTG has licensed its Factor IX patent rights to the Company. In addition, the Company is engaged in a patent interference proceeding with Stryker Corporation, the assignee of Creative BioMolecules, Inc. concerning one of the Company's U.S. patents covering recombinant BMP-2. The Company can provide no assurance as to the outcome of these proceedings.

Leases: The Company has entered into operating leases for various facilities and equipment. The most significant of these arrangements relates to the Company's headquarters facility which was sold at cost in 1984 and then leased back. The terms of this 20-year lease provide for rental adjustments and purchase options at the end of every fifth year of the lease. In addition, the Company has pledged certain of its marketable securities as collateral pursuant to obligations under the lease (Note 3) and the lease agreement requires that the Company maintain certain levels of net worth and working capital, as defined, throughout the term of the lease. In December 1993 and fiscal 1994, the Company entered into several operating leases involving the sale-leaseback of certain machinery and equipment. The Company is responsible for taxes, insurance and maintenance under all of its facility and equipment leasing arrangements.

Future minimum rental payments under operating leases at December 31, 1994 are as follows (in thousands):

        Year ending December 31,
                 1995 .......................................   $11,131
                 1996 .......................................     8,931
                 1997 .......................................     8,931
                 1998 .......................................     8,860
                 1999 .......................................     6,603
                 Thereafter..................................    23,023
                                                                 ------
                                                                $67,479
                                                                =======

Rent expense under operating leases was $11.2 million, $9.1 million and $9.3 million in fiscal 1994, 1993 and 1992, respectively.

Commitments: In connection with facilities expansion and improvement projects, the Company had commitments for capital expenditures of approximately $11.5 million at December 31, 1994.

10. Other Income, Net

Other, net items included in Other Income, Net for the three years ended December 31, 1994, November 30, 1993 and 1992 are as follows:

(In thousands)                    1994            1993            1992
                                --------        --------        --------
Foreign withholding taxes       $(2,235)        $(1,650)        $(1,810)
Net (loss) gain on foreign
 currency transactions             (642)             92            (206)
Interest expense                   (146)            (45)            (50)
Other, net                         (259)            361             287
                                --------        --------        --------
                                $(3,282)        $(1,242)        $(1,779)
                                ========        ========        ========

11. Capital Stock

There were 26,589,948 shares and 26,253,505 shares of Common Stock issued and outstanding at December 31, 1994 and November 30, 1993, respectively. In July 1993, the Company elected to call for redemption all of the outstanding shares of its Preferred Stock at a redemption price of $52.40 per share, as discussed in Note 2.

12. Incentive and Benefit Plans

Stock Option Plans: The Company has reserved 3,800,000 shares of Common
Stock under 1982 incentive and non-qualified stock option plans and 4,400,000 shares under the 1991 incentive and non-qualified stock option plan. These plans were implemented to enable the Company to attract and retain key employees and consultants. In addition, the Company reserved 100,000 shares of Common Stock in both fiscal 1990 and 1993 to establish non-qualified stock option plans for non-employee directors of the Company. Shares under option, which are granted at fair market value, generally vest ratably over a five-year period. The Company reserves the right to cancel those options not vested at termination of the related stock option agreements. Activity under these plans for the fiscal years ended November 30, 1992 and 1993, the month ended December 31, 1993 and the year ended December 31, 1994 is summarized as follows:

                                             Number of             Price Range
                                              Shares                per Share
                                             ---------             -----------
Outstanding, November 30, 1991               2,747,110           $ 2.50 - 42.50
 Granted                                     2,070,035            28.50 - 37.25
 Exercised                                    (101,535)            2.50 - 34.50
 Canceled                                   (1,685,030)            2.50 - 42.50
                                            ----------
Outstanding, November 30, 1992               3,030,580             2.50 - 42.50
 Granted                                     1,086,200            27.75 - 43.25
 Exercised                                    (174,025)            2.50 - 30.88
 Canceled                                      (74,150)           17.25 - 32.00
                                            ----------
Outstanding, November 30, 1993               3,868,605            10.00 - 43.25
 Exercised                                     (18,184)           15.25 - 32.00
 Canceled                                      (11,200)           28.50 - 43.25
                                            ----------
Outstanding, December 31, 1993               3,839,221            10.00 - 43.25
 Granted                                     1,002,200            40.25 - 48.75
 Exercised                                    (222,539)           10.00 - 40.00
 Canceled                                     (136,900)           26.25 - 48.75
                                            ----------
Outstanding, December 31, 1994               4,481,982           $10.00 - 48.75
                                            ==========
Options exercisable at December 31, 1994     1,996,902           $10.00 - 48.75
                                            ==========

Pursuant to the AHP Transaction, each holder of an employee stock option had an opportunity to make a cash-out election with respect to up to 40% of all vested options held. Further, at the time of the approval of the AHP Transaction by the shareholders of the Company, each outstanding employee stock option that was not then vested became vested with respect to 50% of the unvested portion in addition to the portion that already was vested.

On January 16, 1992, the effective date of the AHP Transaction,
733,045 vested employee stock option shares that were subject to a cash-out election and were not exercised, were canceled and, immediately after the effective date, the Company paid the holder an amount in cash of $50.00 less the applicable exercise price for each option. Also, immediately after the effective date, the remaining portion of those options was canceled and exchanged for substitute options to purchase, at a per share price equal to the per share price of the canceled options, an equal number of callable Depositary Shares. The substitute options are subject to the same terms and conditions as the options for which they were exchanged, including the terms related to vesting and the conditions relating to exercise.

Directors of the Company who are not employees of the Company were not entitled to make a cash-out election. However, all unvested stock options for such non-employee directors became fully vested in connection with the AHP Transaction. All such options that were not exercised prior to the AHP Transaction were canceled at the effective date and exchanged for substitute options to purchase, at a per share price equal to the per share price of such canceled options and subject to the same terms and conditions as such canceled options, an equal number of callable Depositary Shares.

Pursuant to the AHP Transaction, if AHP exercises the call option discussed in Note 2, all outstanding options granted under the 1982 and the 1991 option plans will automatically accelerate and become fully vested and exercisable.

Effective April 14, 1992, the Company provided stock option exchange offers to certain non-officer option holders allowing for the surrender of options granted at prices above $28.50 in exchange for new options granted at the then fair market value of $28.50 per share. The old options were exercisable at prices ranging from $30.00 to $42.50 per share. Options to purchase 827,835 shares were exchanged in the offering. The new options were vested to the same extent as the old options and continue to vest under the same terms as the old options.

Restricted Stock Plan: Under the Company's 1991 restricted stock plan, which was approved by shareholders on January 16, 1992, the Company is authorized to award up to 300,000 restricted Depositary Shares to a limited number of key employees for nominal consideration. Awards totaling 150,000 shares were granted under the plan during fiscal 1992. At December 31, 1994, 67,500 shares had vested under the plan.

Stock Purchase Plans: In 1992, the Company established an employee stock purchase plan which allows substantially all employees to purchase Depositary Shares upon exercise of options granted. The options are exercisable at the lower of 85% of the fair market value of the Depositary Shares at either the date of grant or of exercise. Purchases under this plan are subject to certain limitations and may not exceed 480,000 shares during the term of the plan which expires in May 1997. During fiscal 1994, 1993 and 1992, 70,721, 57,779 and 38,418 shares, respectively, were issued under this plan at prices ranging from $25.39 to $36.97.

Savings Plan: The Company has a voluntary 401(k) savings plan for all employees. In fiscal 1992, the Company began matching 100% of employee contributions of up to 3% of base salary and 50% of employee contributions from 3% to 6% of base salary. Company contributions to the savings plan in fiscal 1994, 1993 and 1992 were approximately, $1,934,000, $1,542,000 and $918,000, respectively.

13. Major Customers and Related Party Transactions

The percentage of total revenues for customers who contributed 10% or more of total revenue, and revenues from foreign customers for the three years ending December 31, 1994, November 30, 1993 and 1992 are as follows:

(Dollars in thousands)                              1994        1993          1992
                                                  -------      -------      -------
Major customers -
 Baxter Healthcare Corporation                         38%          44%          12%
 American Home Products Corporation                    22           12            -
 Chugai Pharmaceutical Co., Ltd.                       17           16           21
 Yamanouchi Pharmaceutical Co., Ltd.                   10           13           24

Foreign Customers -
 Western Europe                                   $13,474      $ 9,729      $17,706
 Asia                                              35,632       29,516       39,996

Accounts receivable in the accompanying consolidated balance sheets include $13.3 million and $14.7 million at December 31, 1994 and November 30, 1993, respectively, from major customers. At December 31, 1994, AHP and Chugai Pharmaceutical Co., Ltd. were holders of the Company's Common Stock or Depositary Shares.

Revenues from Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") include collaborative revenue from development partnerships formed by the Company and Yamanouchi to direct licensing activities and oversee commercial development of certain products in Japan and Europe. The partnerships have entered into agreements with the Company and with Yamanouchi to perform research and development on their behalf. Under the partnership agreements, until product commercialization, Yamanouchi is committed to share in the partnerships' losses, which principally represent research and development costs billed by the Company and by Yamanouchi to the partnerships. In connection with such partnerships, reimbursement for research and development costs and benchmark payments from Yamanouchi are included in collaborative research and development revenue and totaled $12.6 million, $13.3 million and $21.1 million in fiscal 1994, 1993 and 1992, respectively.

The GI-Yamanouchi European Partnership (the "GYEP") was formed in fiscal 1993 by the Company and Yamanouchi for the commercialization of bone morphogenetic proteins in Europe. The GYEP entered into distribution agreements with AHP and Yamanouchi in return for distribution fees totaling $10.0 million and future milestone payments. The Company recorded equity income of $5.0 million in fiscal 1993 relating to these distribution agreements.

14. Quarterly Financial Information (Unaudited - in thousands except for per share amounts)

                                      First     Second     Third      Fourth
Year Ended December 31, 1994          Quarter   Quarter    Quarter    Quarter

Revenue                               $26,950   $24,787    $51,190    $27,953
Income (loss) from operations         (11,991)  (11,978)    11,825    (12,225)
Net income (loss)                     (10,051)   (9,543)    12,643    (11,924)
Net income (loss) per common share       (.38)     (.36)       .46       (.45)

Year Ended November 30, 1993

Revenue                               $25,130   $21,445    $26,073    $29,393
Loss from operations                   (6,986)  (13,958)    (9,956)    (8,880)
Net loss                               (2,202)   (8,810)    (5,548)      (335)
Net loss per common share                (.14)     (.41)      (.26)      (.01)

            SCHEDULE II-VALUATION, QUALIFYING AND RESERVE ACCOUNTS
                  GENETICS INSTITUTE, INC. AND SUBSIDIARIES



                           Balance at                               Balance at
                           Beginning                                 End of
                           of Period     Additions   Deductions      Period
                           ---------     ---------   ----------     ----------

RESERVE FOR PATENT-RELATED
  DAMAGES

Year ended
November 30, 1992          $11,000,000   $       -   $          -    $11,000,000
                            ==========    ========    ===========     ==========

Year ended
November 30, 1993          $11,000,000   $       -   $(11,000,000)   $         -
                            ==========    ========    ===========     ==========

Month ended
December 31, 1993          $         -   $       -   $          -    $         -
                            ==========    ========    ===========     ==========

Year ended
December 31, 1994          $         -   $       -   $          -    $         -
                            ==========    ========    ===========     ==========

                                   EXHIBIT INDEX



         Exhibit No.               Description                       Page Number
         -----------               -----------                       -----------


            3.1         Restated Certificate of Incorporation,
                        as amended, of Genetics Institute, Inc.
                        (the "Company").(12)

            3.2         Restated By-Laws of the Company.(2)

            4.1 Depositary Agreement among Genetics Institute, Inc., American Home Products Corporation ("AHP"), AHP Biotech Holdings, Inc. ("Holdings") and The First National Bank of Boston, as Depositary.(12)

            10.1        1982 Incentive Stock Option Plan, as
                        amended.(3)

            10.2        1982 Non-Qualified Stock Option Plan,
                        as amended.(3)

            10.3        Amendment to 1982 Incentive Stock
                        Option Plan dated December 16, 1986.(4)

            10.4        Amendment to 1982 Incentive Stock
                        Option Plan dated September 19, 1991.(12)

            10.5        Amendment to 1982  Non-Qualified Stock
                        Option Plan dated September 19, 1991.(12)

            10.6        1991 Stock Option Plan.(12)

            10.7        1987 Employee Stock Purchase Plan.(5)

            10.8        Amendment to 1987 Employee Stock
                        Purchase Plan.(8)

            10.9        1991 Employee Stock Purchase Plan, as
                        amended.(12)

            10.10       1990 Outside Director Stock Option Plan.(9)

            10.11       Amendment to 1990 Outside Director Stock
                        Option Plan.(12)

            10.12       1991 Restricted Stock Plan, as amended.(12)

            10.13       Research Agreement between the Company
                        and Sandoz Ltd., dated as of June 9, 1982, as amended.(3)(19)

            10.14       Agreement between the Company and Chugai
                        Pharmaceutical Co., Ltd., as amended.(3)(19)

            10.15       Agreement between the Company and Chugai
                        Pharmaceutical Co., Ltd. dated as of
                        November 27, 1985.(3)(19)

            10.16 Development and License Agreement between the Company and Boehringer Mannheim GmbH dated as of October 8, 1985.(3)(19)

            10.17       Lease between the Company and Fleet Real
                        Estate, Inc. dated as of November 29, 1984.(3)

            10.18       Lease between the Company and Cambridge
                        I Associates dated as of December 1, 1983, as amended.(3)

            10.19       Indenture of Lease between the Company
                        and Judith Ann Spinelli dated as of
                        August 27, 1984.(3)

            10.20       Extension and Fourth Amendment of Lease
                        dated as of November 20, 1992 between the Company and Cambridge I Associates.(14)(19)

            10.21       Amendment dated as of October 9, 1986 to
                        Research Agreement between the Company and Sandoz Ltd. dated as of June 9, 1982.(4)(19)

            10.22 Development and License Agreement between the Company and Morinaga Milk Industry Co., Ltd. dated as of March 30, 1987.(2)(19)

            10.23       Agreement between the Company and
                        Boehringer Mannheim GmbH dated as of
                        May 5, 1988.(7)(19)

            10.24 Agreement between the Company and Morinaga Milk Industry Co., Ltd. dated as of
                        May 30, 1988.(8)(19)

            10.25       License Agreement between the Company
                        and Suntory Limited dated as of
                        November 24, 1988.(7)(19)

            10.26       Agreement between the Company and
                        Boehringer Mannheim GmbH dated as of
                        January 11, 1989.(8)(19)

            10.27       Supply Agreement between the Company
                        and Baxter Healthcare Corporation dated
                        as of July 31, 1989.(8)(19)

            10.28 Partnership Agreement of GPDC Partnership dated as of May 30, 1990 by and between GI Japan, Inc., and Yamanouchi
                        Pharmaceutical Co., Ltd. (10)(19)

            10.29       Organizational Agreement of
                        GI-Yamanouchi, Inc., dated as of
                        June 30, 1990 among Genetics Institute,
                        Inc., GI JJV, Inc. and Yamanouchi
                        Pharmaceutical Co., Ltd.(10)(19)

            10.30       Research and Development Agreement
                        dated as of May 30, 1990, between the
                        Company and GPDC Partnership.(10)(19)

            10.31       License Agreement dated as of May 30,
                        1990 between Genetics Institute, Inc.
                        and GI Japan, Inc.(10)(19)

            10.32       GI Sublicense Agreement dated as of
                        May 30, 1990 between GPDC Partnership
                        and Genetics Institute, Inc.(10)(19)

            10.33       JJV Sublicense Agreement dated as of
                        September 20, 1990 between GPDC
                        Partnership and GI-Yamanouchi, Inc.
                        (10)(19)

            10.34 Agreement between Genetics Institute, Inc. and Cetus Corporation dated as of May 1, 1990 and related Agreement between the Company and EuroCetus International, N.V. dated as of
                        May 1, 1990.(10)(19)

            10.35       Strategic Alliance Agreement between
                        the Company and Essex Chemie A.G. dated
                        June 26, 1991.(12)(19)

            10.36       Option Agreement dated as of February
                        28, 1992 between the Company and
                        AHP.(14)(19)

            10.37       Cellular Adhesion Strategic Alliance
                        Agreement dated as of May 15, 1992
                        between the Company and AHP.(14)(19)

            10.38 Agreement and Plan of Merger dated as of September 19, 1991 and amended as of December 9, 1991 among the Company, AHP, Holdings and AHP Merger Subsidiary Corporation.(11)

            10.39       Governance Agreement among the Company,
                        AHP and Holdings.(12)

            10.40       Research and Development Agreement,
                        dated as of May 22, 1991, between the
                        Company and SciGenics, Inc.
                        ("SciGenics").(13)

            10.41       Technology License Agreement, dated as
                        of May 22, 1991, between the Company
                        and SciGenics.(13)

            10.42       Stock Purchase Option Agreement, dated
                        as of May 23, 1991, among the Company
                        and the Underwriters (as defined
                        therein).(13)

            10.43       Services Agreement, dated as of May 22,
                        1991, between the Company and SciGenics.(13)

            10.44       Program Purchase Option Agreement,
                        dated as of May 22, 1991, between the
                        Company and SciGenics.(13)

            10.45       Administrative Agreement, dated  as  of
                        May  22,  1991, between the Company and
                        SciGenics.(13)

            10.46       Class A Note dated as of May 22, 1991.(13)

            10.47       Employment Agreement entered into
                        between the Company and Patrick Gage
                        dated January 14, 1992.(12)

            10.48       Employment Agreement entered into
                        between the Company and Lawrence V. Stein dated November 9, 1992.(14)

            10.49 Letter dated April 11, 1991 from the Company to Dr. Thomas Maniatis regarding certain consulting arrangements and a related memorandum dated July 1, 1991.(14)

            10.50       Partnership Agreement of GI-Yamanouchi
                        European Partnership dated as of May 19,
                        1993 between GI Europe, Inc. and
                        Yamanouchi B.V. (15)(19)

            10.51 European Partnership Sublicense Agreement dated as of May 19, 1993 between GPDC
                        Partnership and GI-Yamanouchi European
                        Partnership.(15)(19)

            10.52       Participation Agreement Number 1 dated
                        as of May 19, 1993 between GI Netherlands
                        B.V. and Yamanouchi B.V.(15)(19)

            10.53       Product Management Agreement Number 1
                        dated as of May 19, 1993 between GI
                        Netherlands B.V. and  GI-Yamanouchi
                        European Partnership (15)(19)

            10.54       Parent Company Agreement dated as of
                        May 19, 1993 between Genetics Institute, Inc. and Yamanouchi Pharmaceutical Co., Ltd. (15)

            10.55 License Agreement dated as of August 11, 1993 between Genetics Institute, Inc. and American Home Products Corporation. (16)(19)

            10.56       Sales and Distribution Agreement between
                        GI-Yamanouchi European Partnership and
                        Wyeth-Ayerst International Inc. (17)(19)

            10.57       Sales and Distribution Agreement between
                        GI-Yamanouchi European Partnership and
                        Brocades Pharma B.V. (17)(19)

            10.58       Master Lease Agreement, dated as of
                        December 22, 1993, between the Company
                        and BancBoston Leasing, Inc. (17)

            10.59       Master Equipment Lease Agreement, dated
                        as of December 27, 1993, between the
                        Company and Fleet Credit Corporation.(17)

            10.60       Amended and Restated Addendum to Master
                        Equipment Lease Agreement between the
                        Company and Fleet  Credit  Corporation
                        dated December 20, 1994. (l)

            10.61       Equipment Lease Agreement, dated as of
                        December 28, 1987, between Maryland
                        Nationalease Corporation and the
                        Company.  (1)

            10.62       Amendment to Equipment Lease Agreement,
                        dated as of December 28, 1993, by and
                        between the Company and General
                        Electric Capital Corporation.(17)

            10.63       Agreement among the Company, Hoffmann-
                        LaRoche Inc. and F. Hoffmann-LaRoche
                        Ltd. dated July 7, 1994.  (18)(19)

            10.64       IL-12 Joint Development Agreement and
                        License Agreement between the Company
                        and GI-Yamanouchi, Inc. dated August 4,
                        1994.  (18)(19)

            10.65       License Agreement between British
                        Technology Group Limited and the
                        Company dated December 23, 1992.(1)(20)

            10.66       Partnership Agreement of IL-12 Partners
                        between AHP IL-12 Corporation and GI
                        Drug Design, Inc. effective July 1,
                        1994. (l)(20)

            10.67       License Agreement between the Company
                        and GI Drug Design, Inc. effective
                        July 1, 1994. (1)(20)

            10.68       Assignment and Assumption Agreement
                        among GI Drug Design, Inc., IL-12
                        Partners and the Company effective
                        July 1, 1994.  (1)(20)

            10.69       Sale, Assignment and Assumption
                        Agreement between AHP IL-12 Corporation
                        and GI Drug Design, Inc. effective
                        July 1, 1994. (1)(20)

            10.70 Parent Company Agreement among the Company, American Home Products Corporation and AHP Biotech Holdings, Inc. effective July 1, 1994.(1)

            10.71       GI Research and Development Agreement
                        between IL-12 Partners and the Company
                        effective July 1, 1994. (1)(20)

            10.72 Wyeth Research and Development Agreement between IL-12 Partners and American
                        Home Products Corporation effective
                        July 1, 1994.(1)

            21          Subsidiaries of the Company.(12)

            23.1        Consent of Arthur Andersen LLP(1)

            23.2        Consent of Coopers & Lybrand L.L.P.(1)

         _______________

              (1)  Filed as an exhibit to this Annual Report on Form 10-K.

              (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-14013) on May 5, 1987 and incorporated herein by reference.

              (3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-4746) on April 11, 1986 and incorporated herein by reference.

              (4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1986 (File No. 0-14587) on February 27, 1987 and incorporated herein by reference.

              (5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-13528) on April 16, 1987 and incorporated herein by reference.

              (6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1987 (File No. 0-14587) on February 26, 1988 and incorporated herein by reference.

              (7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1988 (File No. 0-14587) on February 27, 1989 and incorporated herein by reference.

              (8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1989 (File No. 0-14587) on February 27, 1990 and incorporated herein by reference.

              (9) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-34629) on April 30, 1990 and incorporated herein by reference.

              (10) Filed as an exhibit to the Company's Annual Report on
                   Form 10-K for the year ended November 30, 1990 (File No. 0-14587) on February 28, 1991 and incorporated herein by reference.

              (11) Filed as an exhibit to the Company's Registration
                   Statement on Form S-4 (Registration No. 33-44418) on December 9, 1991 and incorporated herein by reference.

              (12) Filed as an exhibit to the Company's Annual Report on
                   Form 10-K for the year ended November 30, 1991 (File No. 0-14587) on February 28, 1992 and incorporated herein by reference.

              (13) Filed as an exhibit to the Annual Report on Form 10-K of
                   SciGenics, Inc. (Commission File No. 0-19088) for the year ended November 30, 1991 filed on February 28, 1992 and incorporated herein by reference.

              (14) Filed as an exhibit to the Company's Annual Report on
                   Form 10-K for the year ended November 30, 1992 (File No. 0-14587) on February 28, 1993 and incorporated herein by reference.

              (15) Filed as an exhibit to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended May 31, 1993 (File No. 0-14587) on July 1, 1993 and incorporated herein by reference.

              (16) Filed as an exhibit to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended August 31, 1993 (File No. 0-14587) on September 29, 1993 and incorporated herein by reference.

              (17) Filed as an exhibit to the Company's Annual Report on
                   Form 10-K for the year ended November 30, 1993 (File No. 0-14587) on February 28, 1994 and incorporated herein by reference.

              (18) Filed as an exhibit to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 1994 (File No. 0-14587) on November 10, 1994 and incorporated herein by reference.

              (19) Confidential treatment granted as to certain portions.

              (20) Confidential treatment requested as to certain portions which are indicated by an asterisk and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.