Form 10-Q
period 1995-03-31
GENETICS INSTITUTE INC
filed 1995-05-12
CIK 731336

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended March 31, 1995                 Commission File Number 0-14587

                            ------------------------

                            GENETICS INSTITUTE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       04-2718435
(State or other jurisdiction of incorporation
               or organization)                     (I.R.S. Employer Identification No.)

           87 CAMBRIDGEPARK DRIVE,
                CAMBRIDGE, MA                                       02140
  (Address of principal executive offices)                       (zip code)

       Registrant's telephone number, including area code (617) 876-1170

                                      NONE
   (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/     No / /

     26,662,473 shares of Common Stock, par value $.01 (including 10,661,732 shares represented by Depositary Shares) were outstanding on May 4, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            GENETICS INSTITUTE, INC.


                                     INDEX
                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements
     Consolidated Condensed Balance Sheets -- March 31, 1995
       and December 31, 1994.......................................................     1
     Consolidated Statements of Operations for the Three Months Ended March 31,
      1995
       and 1994....................................................................     2
     Consolidated Condensed Statements of Cash Flows for the Three Months Ended
      March 31, 1995 and 1994......................................................     3
     Notes to Consolidated Condensed Financial Statements..........................     4
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
           of Operations...........................................................     7
PART II -- OTHER INFORMATION
Item 1 -- Legal Proceedings........................................................     9
Item 6 -- Exhibits and Reports on Form 8-K.........................................     9
Signatures.........................................................................     9

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                           (UNAUDITED - IN THOUSANDS)

                                                                    MARCH 31,     DECEMBER 31,
                                                                      1995            1994
                                                                    ---------     ------------
                                           ASSETS
Cash and cash equivalents.........................................  $  3,438        $ 21,793
Marketable securities.............................................   250,056         247,970
Accounts receivable...............................................    40,405          16,127
Inventories:
     Materials and supplies.......................................     4,976           4,354
     Work in progress.............................................       814             776
     Finished goods...............................................     9,640          13,543
                                                                    --------        --------
                                                                      15,430          18,673
     Other current assets.........................................     6,186           5,275
                                                                    --------        --------
          Total current assets....................................   315,515         309,838
Property, plant and equipment.....................................   165,234         158,712
     Less accumulated depreciation................................   (56,443)        (53,397)
                                                                    --------        --------
                                                                     108,791         105,315
     Other assets.................................................     7,215           6,440
                                                                    --------        --------
                                                                    $431,521        $421,593
                                                                    ========        ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable.............................................  $ 11,046        $ 11,544
     Accrued expenses.............................................    19,270          21,045
                                                                    --------        --------
          Total current liabilities...............................    30,316          32,589
Shareholders' Equity:
     Common stock, par value $.01.................................       266             266
     Additional paid-in capital...................................   596,808         595,360
     Accumulated deficit..........................................  (195,869)       (206,622)
                                                                    --------        --------
          Total shareholders' equity..............................   401,205         389,004
                                                                    --------        --------
                                                                    $431,521        $421,593
                                                                    ========        ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (UNAUDITED - IN THOUSANDS EXCEPT SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                            1995        1994
                                                                           -------    --------
REVENUE
     Product sales.......................................................  $23,878    $ 12,952
     Royalties...........................................................   10,563       8,872
     Collaborative research and development..............................   17,330       5,126
                                                                           -------    --------
          Total revenue..................................................   51,771      26,950

OPERATING EXPENSES
     Cost of sales.......................................................   13,464       7,600
     Research and development............................................   26,924      27,124
     General and administrative..........................................    4,400       4,217
                                                                           -------    --------
          Total operating expenses.......................................   44,788      38,941
                                                                           -------    --------
INCOME (LOSS) FROM OPERATIONS............................................    6,983     (11,991)
OTHER INCOME (EXPENSE), NET
     Investment income...................................................    4,177       3,820
     Losses of affiliates................................................   (2,755)     (1,109)
     Other, net..........................................................   (2,706)       (771)
                                                                           -------    --------
          Total other income (expense), net..............................   (1,284)      1,940
                                                                           -------    --------
NET INCOME (LOSS)........................................................  $ 5,699    $(10,051)
                                                                           =======    ========
Weighted Average Common Shares and Common Share Equivalents
  Outstanding............................................................   26,909      26,335
                                                                           =======    ========
NET INCOME (LOSS) PER COMMON SHARE.......................................  $   .21    $   (.38)
                                                                           =======    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (UNAUDITED -- IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                       1995             1994
                                                                     --------         --------
OPERATING ACTIVITIES
Net income (loss).................................................   $  5,699         $(10,051)
Adjustments to reconcile net income (loss) to net cash used in operating activities --
     Depreciation and amortization................................      3,194            3,009
     Equity in losses of affiliates...............................      2,755            1,109
     Compensation related to incentive plans......................        174              220
     Changes in assets and liabilities............................    (24,218)              17
                                                                     --------         --------
Net cash used in operating activities.............................    (12,396)          (5,696)
                                                                     --------         --------
INVESTING ACTIVITIES
Purchase of marketable securities.................................    (46,702)         (90,881)
Proceeds from sale/maturity of marketable securities..............     49,670           88,695
Additions to property, plant and equipment........................     (6,522)          (8,750)
Investments in affiliates.........................................     (2,755)          (1,109)
Other investing activities, net...................................       (924)             451
                                                                     --------         --------
Net cash used in investing activities.............................     (7,233)         (11,594)
                                                                     --------         --------
FINANCING ACTIVITIES
Stock issuances...................................................      1,274            1,200
                                                                     --------         --------
Net cash provided by financing activities.........................      1,274            1,200
                                                                     --------         --------
Net decrease in cash and cash equivalents.........................    (18,355)         (16,090)
Cash and cash equivalents, beginning of period....................     21,793           20,869
                                                                     --------         --------
Cash and cash equivalents, end of period..........................   $  3,438         $  4,779
                                                                     ========         ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes for the year ended December 31, 1994.

     The consolidated condensed financial statements include all accounts of Genetics Institute, Inc. and its wholly-owned subsidiaries. Investments in 50% owned joint ventures are accounted for on the equity method. Under the equity method, investments in such affiliated joint ventures are recorded at cost and adjusted by the Company's share of the income and losses of and the investments in and distributions from such affiliates. All significant intercompany balances and transactions have been eliminated in consolidation.

     Losses of affiliates consists of the Company's share of research and development expenses incurred by affiliated joint ventures, excluding any research and development or other services provided by the Company to the joint ventures, and net of the Company's share of benchmark payments or license fees received by the joint ventures. The Company's share of affiliate losses is generally funded as incurred and its share of affiliate income is generally distributed when received by the joint venture. Investments in such affiliates are accounted for on the equity method and amounted to $1.2 million and $0.4 million at March 31, 1995 and December 31, 1994, respectively. The more significant of these affiliates are GI-Yamanouchi, Inc. (GYJ) and IL-12 Partners. The GYJ is a 50/50 joint venture with Yamanouchi Pharmaceutical Co., Ltd. formed to develop certain of the Company's product candidates in Japan. IL-12 Partners is a 50/50 joint venture with American Home Products Corporation formed in 1994 to develop recombinant human interleukin-twelve (rhIL-12) worldwide, except Japan. Amounts included in losses of affiliates representing the Company's share of the net losses of the GYJ were $2.1 million and $1.1 million for the first quarters of 1995 and 1994, respectively. The Company's share of the loss of IL-12 Partners for the first quarter of 1995 was $0.6 million.

2.  TRANSACTIONS WITH AMERICAN HOME PRODUCTS CORPORATION

     On September 19, 1991, the Company and American Home Products Corporation ("AHP") entered into an Agreement and Plan of Merger (the "AHP Transaction") that was consummated on January 16, 1992 through which AHP acquired a 60% interest in the Company. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Common Stock to AHP for an aggregate purchase price of approximately $300.0 million and, for shares of common stock owned, the Company's shareholders received a combination of cash and Depositary Shares subject to a call option. Under the terms of the call option, AHP has the right but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $73.95 per share for the period April 1, 1995 to June 30, 1995 and increasing by approximately $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996.

     Independent of its right to call the Depositary Shares, AHP is permitted by the terms of the agreements with the Company to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of March 31, 1995, such transactions have brought AHP's total ownership position in the Company to approximately 64%.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Collaborative research and development revenue includes $3.1 million and $1.5 million, respectively, for the three months ended March 31, 1995 and 1994 and losses of affiliates includes $0.6 million for the three months ended March 31, 1995 relating to collaborations with AHP in the area of cellular adhesion proteins and in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein.

3.  INVESTMENTS IN DEBT SECURITIES


     The Company's portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. The fair value of cash equivalents approximated the amortized cost of $3.1 million at March 31, 1995. Aggregate fair value, amortized cost and average maturity for marketable securities held at March 31, 1995 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.

                                                                   GROSS UNREALIZED
                                                     AMORTIZED      HOLDING GAINS         FAIR
                                                       COST          AND (LOSSES)        VALUE
                                                     ---------     ----------------     --------
                                                                   (IN THOUSANDS)
U.S. Government and Agency securities (average
  maturity of 3.4 years)...........................  $145,663      $675     $(3,724)    $142,614
Corporate and other debt securities (average
  maturity
  of 2.5 years)....................................   110,511        99      (3,168)     107,442
                                                     ---------     ----     -------     --------
                                                     $256,174      $774     $(6,892)    $250,056
                                                     =========     ====     =======     ========

     The decrease in the net unrealized loss on marketable securities for the three months ended March 31, 1995 was $5.1 million. Gross realized gains and losses on sales of marketable securities for the three month periods ended March 31, 1995 and 1994 were not material.

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

     In August 1991, Ortho Pharmaceutical Co., Ltd. and its affiliates ("Ortho"), a licensee of Kirin-Amgen, Inc.'s ("Kirin-Amgen") recombinant EPO patents, initiated infringement proceedings against the Company in the U.S. District Court in Massachusetts. Ortho moved to consolidate the case with the infringement suit brought by Amgen. Upon motion by the Company and Amgen, the District Court dismissed Ortho's claims and the CAFC affirmed the District Court's decision in April 1995.

     In June 1994, the Company sued Ortho in the U.S. District Court in Delaware. The Company's suit claimed that Ortho's manufacture, use and sale of EPO in the U.S. infringes a patent covering pharmaceutical compositions containing homogeneous EPO that was issued to the Company by the U.S. Patent and Trademark Office on June 21, 1994 (the '837 patent). In September 1994, Amgen sued the Company in U.S. District Court in Massachusetts. Amgen's suit asked the court to declare that the Company's '837 patent is invalid and not infringed by Amgen and to declare that any dispute over the patent was resolved by the prior litigation. The Company has filed counterclaims against Amgen for infringement for the '837 patent. Ortho intervened in the Amgen suit in Massachusetts and the suit against Ortho in Delaware has been stayed. In

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

February 1995, the Massachusetts court granted a motion by Amgen for summary judgment. The court ruled that the CAFC decision in the prior litigation invalidating an earlier U.S. EPO patent of the Company precluded the assertion of the '837 patent. The Company has appealed the decision. The Company can provide no assurances as to the outcome of these disputes with Ortho and Amgen.

     The Company and its licensees are engaged in various patent litigation proceedings in Europe related to EPO. Beginning in 1991, Ortho and certain Ortho affiliates initiated patent infringement litigation in Europe against Boehringer Mannheim GmbH ("Boehringer Mannheim"), the Company's European EPO licensee, based on a European recombinant EPO patent issued to Kirin-Amgen, its licensor. The suits have included requests for damages and/or injunctive relief. Boehringer Mannheim filed suits against Ortho and/or certain of its affiliates in Europe claiming infringement of the Company's European EPO patents. This litigation has expanded into many of the European Community countries in Boehringer Mannheim's territory. In some countries, where the patentee is a legally necessary party to a suit to enforce a patent, the Company has joined as a plaintiff. The Company is also a defendant in suits in the United Kingdom, Germany, Italy and the Netherlands brought by an Ortho affiliate seeking to invalidate and revoke the Company's EPO patents in the United Kingdom, the former East Germany, Italy and the Netherlands, respectively. The revocation suit in Germany was dismissed in May 1994. However, this decision has been appealed.

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

     The Company is engaged in a patent interference proceeding among the Company, Transgene, S.A., Zymogenetics, Inc. and British Technology Group, Ltd. ("BTG") concerning U.S. patent rights directed to the use of vitamin K as a culture medium supplement in the manufacture of recombinant Factor IX. BTG has licensed and Zymogenetics and Transgene have agreed to license their respective Factor IX patent rights to the Company. In addition, the Company is engaged in a patent interference proceeding with Stryker Corporation, the assignee of Creative BioMolecules, Inc., concerning one of the Company's U.S. patents covering recombinant BMP-2. Both Factor IX and BMP-2 are currently in the clinical development stage. The Company can provide no assurance as to the outcome of these proceedings.

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

     The Company's consolidated results of operations have fluctuated from period to period and may continue to fluctuate in the near-term as a result of the timing of production and shipment of bulk protein products, changes in the timing and composition of funding under its collaborative research and development agreements, the ability to consummate new collaborative agreements, royalty income (and the impact of infringement litigation on royalty income), interest income and the amount of expenditures committed to research and development programs.

     As of March 31, 1995, five of the Company's proprietary product candidates were in phase I or phase II human clinical trials. Phase I and phase II data are preliminary measurements of a product's safety and efficacy and do not assure positive phase III data or ultimate regulatory approval for commercial sale. The Company's market valuation could be subject to volatility as investors interpret the results of the Company's current and future clinical trials.

     The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992 (see Note 2 of Notes to Consolidated Condensed Financial Statements).

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1995 and 1994. The Company reported net income of $5.7 million for the first quarter ended March 31, 1995 compared with a net loss of $10.1 million for the first quarter of 1994. The net income for the first quarter of 1995 as compared with the net loss for the first quarter of 1994 is primarily due to increases in revenue which included $12.5 million in licensing revenue as discussed below. However, with five products presently in clinical trials, the Company expects to incur a net loss for the full fiscal year.

     The Company's revenues include product revenue from the supply of recombinant human antihemophilic factor concentrate ("rhAHF") to Baxter Healthcare Corporation ("Baxter"), royalties on sales of products by marketing partners, and collaborative research and development revenue for license fees and activities conducted under the Company's agreements with its various collaborative partners. Revenues for the 1995 first quarter of $51.8 million increased 92%, or $24.8 million, from the first quarter of fiscal 1994.

     Product sales increased 84%, or $10.9 million for the 1995 first quarter due primarily to increases in the unit volume of rhAHF shipped to Baxter. The 19% increase in royalties for the 1995 first quarter is principally due to increases in collaborative partners' sales of finished drug products. Collaborative research and development revenue increased $12.2 million for the 1995 first quarter, principally due to $12.5 million recognized in the first quarter of 1995 in connection with an agreement between the Company and Sofamor Danek Group, Inc. to commercialize recombinant human bone morphogenetic protein-two (rhBMP-2) in North America for use in certain surgical procedures involving the spine. Collaborative research and development revenue includes $3.1 million and $1.5 million, respectively, for the first quarter of 1995 and 1994 relating to collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, and in the area of cellular adhesion discovery research. AHP's discovery research funding commitment relating to the cellular adhesion collaboration will end as scheduled during the second quarter of 1995.

     Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from collaborative partners. Such third party royalties totaled $1.2 million and $1.0 million in the first quarters of 1995 and 1994, respectively. Cost of sales, excluding third party royalties, as a percentage of product sales was 51% for the first quarter in both 1995 and 1994. Research and development expense decreased $0.2 million for the 1995 first quarter to $26.9 million. Increases in facilities and clinical study costs were offset by an increase in the amount of facilities and equipment costs absorbed by inventory, as commercial production of rhAHF expanded from one to two manufacturing suites during the second quarter of 1994. General and administrative expenses for the 1995 first quarter approximated prior year levels.

     Investment income increased 9% in the 1995 first quarter as the impact of higher interest rates more than offset a lower average balance of cash and marketable securities between periods. Losses of affiliates increased $1.6 million for the first quarter of 1995 compared with the prior year primarily due to expansion of product development activities in Japan that are being conducted through GI-Yamanouchi, Inc. (GYJ), a joint venture with Yamanouchi Pharmaceutical Co., Ltd., and to rhIL-12 product development activities that are being conducted through IL-12 Partners, a joint venture with AHP. Other expense, net, for the first quarter of 1995 increased by $1.9 million to $2.7 million principally due to unrealized losses on foreign currency forward contracts that are expected to be offset during the balance of 1995 as royalties are earned in Japan and Germany.

LEGAL PROCEEDINGS

     The Company is engaged in a number of legal proceedings. See Note 4 of Notes to Consolidated Condensed Financial Statements which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and marketable securities totaled $253.5 million at March 31, 1995, a decrease of $16.3 million from December 31, 1994. The net use of cash and marketable securities is principally due to an increase in accounts receivable of $24.3 million relating to (i) the initial $12.5 million license fee from Sofamor Danek which was received in April 1995 and (ii) increased accounts receivable of $11.5 million from Baxter for shipments of rhAHF, of which $5.2 million is due to increased unit shipment volume with the balance of the increase resulting from a change in the contractual terms for the payment of rhAHF product revenue to the Company by Baxter.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     (b) No reports were filed on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Genetics Institute, Inc.

                                            ------------------------------------
                                                        (Registrant)

                                                      /S/ GAREN G. BOHLIN
                                            By: --------------------------------
                                                       Garen G. Bohlin,
                                                   Executive Vice President
                                                 and Chief Financial Officer
                                               (Principal Financial Officer and
                                                Principal Accounting Officer)

Date: May 12, 1995

                                 EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION                                  PAGE
- -----------   --------------------------------------------------------------------------  ----
     3.2      1995 Amendment to the Company's By-Laws...................................
    10.1      Amended and Restated License Agreement between Genetics Institute, Inc.
              and Sofamor Danek Properties, Inc. dated as of February 15, 1995..........
    11        Computation of Earnings Per Share.........................................
    27        Financial Data Schedules (EDGAR)..........................................