Form 10-Q/A
period 1995-03-31
GENETICS INSTITUTE INC
filed 1995-05-26
CIK 731336

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                  -------------------

                                     FORM 10-Q/A

                  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
             SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended March 31, 1995  Commission file no. 0-14587
                               --------------                      -------

                                GENETICS INSTITUTE, INC.
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                     Delaware                            04-2718435
         --------------------------------             ------------------
         (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)            Identification No.)


         87 CambridgePark Drive, Cambridge, MA                    02140
         ----------------------------------------                 -----
         (Address of principal executive offices)               (Zip Code)


         Registrant's telephone number, including area code (617) 876-1170
                                                            --------------

                                       None
- --------------------------------------------------------------------------------
                          (Former name, former address and
                  former fiscal year if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
         for the past 90 days.  Yes  X  No    .
                                    ---    ---

         26,662,473 shares of Common Stock (including 10,661,732 shares represented by Depositary Shares) were outstanding on May 4, 1995.

Part II.  OTHER INFORMATION.
- --------  -----------------

Item 6.   Exhibits and Reports on Form 8-K.
- -------   ---------------------------------

              (a) The Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

              (b) No reports were filed on Form 8-K during the quarter ended March 31, 1995.






                                     SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GENETICS INSTITUTE, INC.



         Date:  May 24, 1995               By: /s/ Garen G. Bohlin
                                               ----------------------------
                                               Garen G. Bohlin
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial
                                               Officer and Principal
                                               Accounting Officer)

                                    EXHIBIT INDEX




         EXHIBIT NO.               DESCRIPTION                  PAGE NUMBER
         -----------               -----------                  -----------


         *   3.2        Restated By-Laws of the Company

         +  10.1        Amended and Restated License Agreement
                        between Genetics Institute, Inc. and
                        Sofamor Danek Properties, Inc. dated
                        as of February 15, 1995

         +  11          Computation of Earnings Per Share

         +  27          Financial Data Schedules (EDGAR)



         --------------

         *    Filed herewith.

         + Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
              (File No. 0-14587) on May 12, 1995 and incorporated herein by reference.