Form 10-Q/A
period 1995-03-31
GENETICS INSTITUTE INC
filed 1995-08-01
CIK 731336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

    AMENDMENT NO. 2 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION


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

Date: August 1, 1995

                                 EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION                                  PAGE
-----------   --------------------------------------------------------------------------  ----
  +  3.2      1995 Amendment to the Company's By-Laws...................................
  * 10.1      Amended and Restated License Agreement between Genetics Institute, Inc.
               and Sofamor Danek Properties, Inc. dated as of February 15, 1995.........
 ++ 11        Computation of Earnings Per Share.........................................
 ++ 27        Financial Data Schedules (EDGAR)..........................................

---------------

 + Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1995 (File No. 0-14587) on May 30, 1995 and incorporated herein by reference.

 *  Filed herein.


++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 0-14587) on May 12, 1995 and incorporated herein by reference.
