Form 10-Q
period 1995-06-30
GENETICS INSTITUTE INC
filed 1995-08-14
CIK 731336

                       SECURITIES AND EXCHANGE COMMISSION
                                ---------------
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995                Commission File Number 0-14587

                            GENETICS INSTITUTE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                04-2718435
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 87 CambridgePark Drive, Cambridge, MA                           02140
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (zip code)

Registrant's telephone number, including area code    (617) 876-1170
                                                  -----------------------------
                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes   X    No
                                                            ---      ---

26,734,799 shares of Common Stock, par value $.01 (including 10,734,058 shares represented by Depositary Shares) were outstanding on August 4, 1995.

                            GENETICS INSTITUTE, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION
------------------------------


                                                                                                                  Page
Item 1 - Financial Statements                                                                                    Number
                                                                                                                 ------
   Consolidated Condensed Balance Sheets -
      June 30, 1995 and December 31, 1994....................................................................       3
   Consolidated Statements of Operations
      for the Three and Six Months Ended June 30, 1995 and 1994..............................................       4
   Consolidated Condensed Statements of Cash Flows
      for the Six Months Ended June 30, 1995 and 1994........................................................       5
   Notes to Consolidated Condensed Financial Statements......................................................       6


Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations.............................................................      12

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings...................................................................................      15

Item 4 - Submission of Matters to a Vote of Security Holders.................................................      15

Item 6 - Exhibits and Reports on Form 8-K....................................................................      15

Signatures...................................................................................................      16

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited - in thousands)


                                                                June 30,                      December 31,
                                                                  1995                           1994
                                                            ----------------              ----------------
ASSETS
Cash and cash equivalents                                   $         30,267              $         21,793
Marketable securities                                                236,748                       247,970
Accounts receivable                                                   39,449                        16,127
Inventories:
      Materials and supplies                                           5,333                         4,354
      Work in progress                                                   824                           776
      Finished goods                                                   7,890                        13,543
                                                            ----------------              ----------------

                                                                      14,047                        18,673
Other current assets                                                   5,665                         5,275
                                                            ----------------              ----------------

      Total current assets                                           326,176                       309,838

Property, plant and equipment                                        170,687                       158,712
      Less accumulated depreciation                                  (61,559)                      (53,397)
                                                            ----------------              ----------------

                                                                     109,128                       105,315
Other assets                                                          10,773                         6,440
                                                            ----------------              ----------------

                                                            $        446,077              $        421,593
                                                            ================              ================


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                            $         10,397              $         11,544
Accrued expenses                                                      21,054                        21,045
                                                            ----------------              ----------------

      Total current liabilities                                       31,451                        32,589

Shareholders' Equity:
      Common stock, par value $.01                                       267                           266
      Additional paid-in capital                                     599,131                       595,360
      Accumulated deficit                                           (184,772)                     (206,622)
                                                            ----------------              ----------------

      Total shareholders' equity                                     414,626                       389,004
                                                            ----------------              ----------------

                                                            $        446,077              $        421,593
                                                            ================              ================


   The accompanying notes are an integral part of these financial statements.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands except per share data)


                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                              ------------------------      ------------------------

                                                 1995           1994           1995           1994
                                              ---------      ---------      ---------      ---------
REVENUE
   Product sales                              $  22,631      $  10,784      $  46,509      $  23,736
   Royalties                                     13,396         10,467         23,959         19,339
   Collaborative research and development         9,883          3,536         27,213          8,662
                                              ---------      ---------      ---------      ---------

     Total revenue                               45,910         24,787         97,681         51,737


OPERATING EXPENSES
   Cost of sales                                 13,416          6,791         26,880         14,391
   Research and development                      31,621         25,405         58,545         52,529
   General and administrative                     5,068          4,569          9,468          8,786
                                              ---------      ---------      ---------      ---------

     Total operating expenses                    50,105         36,765         94,893         75,706
                                              ---------      ---------      ---------      ---------

INCOME (LOSS) FROM OPERATIONS                    (4,195)       (11,978)         2,788        (23,969)


OTHER INCOME (EXPENSE), NET
   Investment income                              4,506          3,264          8,683          7,084
   Income (losses) of affiliates                  4,926           (310)         2,171         (1,419)
   Other, net                                       (67)          (519)        (2,773)        (1,290)
                                              ---------      ---------      ---------      ---------

     Total other income (expense), net            9,365          2,435          8,081          4,375
                                              ---------      ---------      ---------      ---------

NET INCOME (LOSS)                             $   5,170      $  (9,543)     $  10,869      $ (19,594)
                                              =========      =========      =========      =========

Weighted Average Common Shares
   Outstanding                                   26,696         26,396         26,662         26,365
                                              =========      =========      =========      =========

NET INCOME (LOSS) PER COMMON SHARE            $     .19      $    (.36)     $     .41      $    (.74)
                                              =========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                Six Months Ended June 30,
                                                ------------------------

                                                   1995           1994
                                                ---------      ---------
OPERATING ACTIVITIES
Net income (loss)                               $  10,869      $ (19,594)
Adjustments to reconcile net
 income (loss) to net cash used in
 operating activities -
  Depreciation and amortization                     9,279          6,034
  Equity in (income) losses of affiliates          (2,171)         1,419
  Compensation related to incentive plans             362            347
  Changes in assets and liabilities               (20,224)         4,972
                                                ---------      ---------
Net cash used in operating
 activities                                        (1,885)        (6,822)
                                                ---------      ---------
INVESTING ACTIVITIES
Purchase of marketable securities                (108,359)      (120,508)
Proceeds from sale/maturity of
 marketable securities                            130,562        135,403
Additions to property, plant and
 equipment                                        (12,799)       (17,669)
Investments in affiliates                          (1,829)        (1,419)
Other investing activities, net                      (626)        (1,422)
                                                ---------      ---------
Net cash provided by (used in) investing
 activities                                         6,949         (5,615)
                                                ---------      ---------

FINANCING ACTIVITIES
Stock issuances                                     3,410          4,183
                                                ---------      ---------
Net cash provided by financing activities           3,410          4,183
                                                ---------      ---------
Net increase (decrease) in cash and cash
 equivalents                                        8,474         (8,254)

Cash and cash equivalents, beginning of
 period                                            21,793         20,869
                                                ---------      ---------

Cash and cash equivalents, end of period        $  30,267      $  12,615
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

2.  Transactions with American Home Products Corporation

    On September 19, 1991, the Company and American Home Products Corporation ("AHP") entered into an Agreement and Plan of Merger (the "AHP Transaction") that was consummated on January 16, 1992 through which AHP acquired a 60% interest in the Company. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Common Stock to AHP for an aggregate purchase price of approximately $300.0 million and, for shares of common stock owned, the Company's shareholders received a combination of cash and Depositary Shares subject to a call option. Under the terms of the call option, AHP has the right but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $75.79 per share for the period July 1, 1995 to September 30, 1995 and increasing by approximately $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996.

    Independent of its right to call the Depositary Shares, AHP is permitted by the terms of the agreements with the Company to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of June 30, 1995, such transactions have brought AHP's total ownership position in the Company to approximately 63%.

    The Company is engaged in collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, and the commercialization of recombinant human interleukin-eleven (rhIL-11), a blood cell growth factor. A collaboration with AHP in the area of cellular adhesion discovery research ended as scheduled during the second quarter of 1995. Collaborative research and development revenue includes $4.8 million and $7.9 million, respectively, for the three and six month periods ended June 30, 1995 and $1.5 million and $2.9 million, respectively, for the three and six month periods ended June 30, 1994 and losses of affiliates includes $0.9 million and $1.5 million, respectively, for the three and six month periods ended June 30, 1995, relating to these collaborations with AHP.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

3.  Investments in Debt Securities

    The Company's portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. The fair value of cash equivalents approximated the amortized cost of $30.0 million at June 30, 1995. Aggregate fair value, amortized cost and average maturity for marketable securities held at June 30, 1995 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.


                                               Amortized         Gross Unrealized             Fair
                                                 Cost        Holding Gains and (Losses)      Value
                                                 ----        --------------------------      -----
                                                                  (in thousands)
      U.S. Government and Agency
           securities (average maturity
           of 3.0 years)                       $ 140,559     $   1,543      $  (1,264)     $ 140,838
      Corporate and other debt securities
           (average maturity of 2.9 years)        96,380           721         (1,191)        95,910
                                               ---------     ---------      ---------      ---------
                                               $ 236,939     $   2,264      $  (2,455)     $ 236,748
                                               =========     =========      =========      =========


    The decrease in the net unrealized loss on marketable securities for the three and six month periods ended June 30, 1995 was $5.9 million and $11.0 million, respectively. Gross realized gains and losses on sales of marketable securities for the three and six month periods ended June 30, 1995 and 1994 were not material.

4.  Income (Loss) of Affiliates, Net

    Income (loss) of affiliates, net consists of the Company's share of benchmark payments or license fees received by the joint ventures, net of the Company's share of research and development expenses incurred by affiliated joint ventures (excluding any research and development or other services provided by the Company to the joint ventures). The Company's share of the joint ventures' revenues, which ranges from 50% to 62.5%, is generally distributed when received by the joint venture. The Company's share of the joint ventures' expenses, which ranges from 25% to 50%, is generally funded as incurred. Investments in such affiliates are accounted for on the equity method and amounted to $4.5 million and $0.4 million at June 30, 1995 and December 31, 1994, respectively.

    The more significant of these affiliates are GI-Yamanouchi, Inc. (GYJ), the GI-Yamanouchi European Partnership (GYEP) and IL-12 Partners. The GYJ and the GYEP are joint ventures with Yamanouchi Pharmaceutical Co., Ltd. (Yamanouchi) formed to develop and commercialize certain of the Company's product candidates in Japan and Europe, respectively. IL-12 Partners is a joint venture with AHP formed to develop and commercialize rhIL-12 worldwide except Japan.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

The Company's income (loss) of affiliates, net for the three and six months ended June 30, 1995 and for the years ended December 31,1994 and November 30, 1993 was as follows (in millions):


                                                      Three months         Six months
                                                         ended               ended
                                                        June 30,            June 30,
                                                    --------------      ----------------
                                                    1995     1994       1995       1994
                                                    ----     -----      -----      -----
Combined net income (loss) of affiliated
   joint ventures                                  $ 3.5     $ 2.1      $(6.9)     $(3.7)
                                                   =====     =====      =====      =====

Company share of joint ventures' net income
(loss) based on ownership percentage share of
   revenues and expenses                             2.3      (0.8)      (2.6)      (3.1)

Elimination of Company share of joint venture
   expenses attributable to services provided
   by the Company                                    2.6       0.5        4.8        1.7
                                                   -----     -----      -----      -----

Equity income (loss) of affiliates reported in
  the Company's Consolidated Statements
  of Operations                                    $ 4.9     $(0.3)     $ 2.2      $(1.4)
                                                   =====     =====      =====      =====



                                                                   Year ended             Year ended
                                                                  December 31,            November 30,
                                                                      1994                    1993
                                                               -----------------        -----------------
Combined net loss of affiliated joint ventures                 $           (38.9)       $           (12.8)
                                                               =================        =================

Company share of joint ventures' net loss
  based on ownership percentage share of
  revenues and expenses                                        $           (15.7)       $            (1.5)

Elimination of Company share of joint venture
  expenses attributable to:
  -Benchmarks paid to the Company                                            4.5                       -
  -Services provided by the Company                                          5.9                      4.8
                                                               -----------------        -----------------
Equity (loss) income of affiliates reported in
  the Company's Consolidated Statements
  of Operations                                                $            (5.3)       $             3.3
                                                               =================        =================

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

    Summarized financial information for the Company's affiliated joint ventures for fiscal 1994 and 1993 is presented below (in millions):

    FOR THE YEAR ENDED DECEMBER 31, 1994


                                         GYJ            GYEP            Other         Eliminations         Total
                                     -----------     ------------    -------------    -------------    ---------------
    Revenues                         $         -    $           -   $          6.0   $         (6.0)  $              -
    Research and
      Development Expenses:
        Benchmark payments                   9.0              6.0                -             (6.0)               9.0
        GI R&D                                 -              2.6             15.2                -               17.8
        Partner R&D and
           other costs                      11.0              0.8              0.3                -               12.1
                                     -----------     ------------    -------------    -------------    ---------------
                                            20.0              9.4             15.5             (6.0)              38.9
                                     -----------     ------------    -------------    -------------    ---------------
    Net Loss                         $     (20.0)    $       (9.4)   $        (9.5)   $           -    $         (38.9)
                                     ===========     ============    =============    =============    ===============


    FOR THE YEAR ENDED NOVEMBER 30, 1993


                                         GYJ            GYEP            Other         Eliminations         Total
                                     -----------    -------------   --------------   -------------    ----------------
    Revenues                         $         -    $        10.0   $          6.0   $        (6.0)   $           10.0
    Research and
      Development Expenses:
        Benchmark payments                     -              6.0                -            (6.0)                  -
        GI R&D                               0.2              1.2             16.5               -                17.9
        Partner R&D and
           other costs                       4.9                -                -               -                 4.9
                                     -----------    -------------   --------------   -------------    ----------------
                                             5.1              7.2             16.5            (6.0)               22.8
                                     -----------    -------------   --------------   -------------    ----------------
    Net (Loss) Income                $      (5.1)   $         2.8   $        (10.5)  $           -   $           (12.8)
                                     ===========    =============   ==============   =============    ================


    The Company's equity in the (loss) income of the GYJ and the GYEP for fiscal 1994 and 1993 was $(5.5) million and $(2.4) million, respectively, and $(0.4) million and $5.0 million, respectively. Collaborative research and development revenue from joint venture affiliates, which represents research and development costs and benchmark payments billed to the joint ventures, net of amounts funded by the Company, totaled $15.7 million (including $4.5 million in benchmark payments from the GYJ) and $13.3 million for fiscal 1994 and 1993, respectively. In addition, in fiscal 1994 the Company recorded $20.0 million in initial milestone and signature payments from AHP in connection with the formation of a joint venture with the Company.

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

    In August 1991, Ortho Pharmaceutical Co., Ltd. and its affiliates ("Ortho"), a licensee of Kirin-Amgen, Inc.'s ("Kirin-Amgen") recombinant EPO patents, initiated infringement proceedings against the Company in the U.S. District Court in Massachusetts. Ortho moved to consolidate the case with the infringement suit brought by Amgen. Upon motion by the Company and Amgen, the District Court dismissed Ortho's claims and the CAFC affirmed the District Court's decision in April 1995. Ortho has sought a review of the CAFC decision by the U.S. Supreme Court.

    In June 1994, the Company sued Ortho in the U.S. District Court in Delaware. The Company's suit claimed that Ortho's manufacture, use and sale of EPO in the U.S. infringes a patent covering pharmaceutical compositions containing homogeneous EPO that was issued to the Company in June 1994 (the '837 patent). In September 1994, Amgen sued the Company in U.S. District Court in Massachusetts and Ortho intervened in the Amgen suit. Amgen's suit asked the court to declare that the Company's '837 patent is invalid and not infringed by Amgen and to declare that any dispute over the patent was resolved by the prior litigation. The Company has filed counterclaims against Amgen and Ortho for infringement for the '837 patent, and the Company's suit against Ortho in Delaware has been stayed. In February 1995, the Massachusetts court granted a motion by Amgen for summary judgment. The court ruled that the CAFC decision in the prior litigation invalidating an earlier U.S. EPO patent of the Company precluded the assertion of the '837 patent. The Company has appealed the decision. The Company can provide no assurances as to the outcome of these disputes with Ortho and Amgen.

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

    In June 1994, a claim in the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the European Patent Office. This decision has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals of the European Patent Office relating to the oppositions to Kirin-Amgen's

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

    European recombinant EPO patent. The Board ruled that a modified version of certain of Kirin-Amgen's original claims in the patent was valid.

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

    The Company is engaged in a patent interference proceeding among the Company, Genentech, Inc. and Chiron Corporation concerning the Factor VIII patent rights which are cross-licensed among the Company, Baxter (the Company's licensee) and Genentech, Inc. While the Company believes it or Genentech should prevail in the interference, no assurance can be given as to the outcome of this interference. Any disposition of this proceeding in a manner unfavorable to the Company or its licensee could have a material adverse effect on the Company's future consolidated results of operations.

    The Company is engaged in a patent interference proceeding with Stryker Corporation, the assignee of Creative BioMolecules, Inc., concerning one of the Company's U.S. patents covering recombinant BMP-2, which is currently in the clinical development stage. The Company can provide no assurance as to the outcome of this proceeding.

    The Company is engaged in a patent interference proceeding among the Company, Transgene, S.A., Zymogenetics, Inc. and British Technology Group, Ltd. ("BTG") concerning U.S. patent rights directed to the use of vitamin K as a culture medium supplement in the manufacture of the Company's recombinant Factor IX, which is currently in the clinical development stage. The Company has entered into agreements with each of these companies to obtain licenses to their respective patent rights at issue in the interference proceeding. In addition, Armour Pharmaceutical Company, which currently markets a monoclonal purified plasma derived Factor IX, currently holds a U.S. Food and Drug Administration ("FDA") orphan drug designation in the United States for its product which expires in August 1999. The Company believes that FDA approval of its recombinant Factor IX product will not be affected by Armour's orphan drug designation because, among other reasons, the Company's recombinant human Factor IX, which is not derived from human plasma, eliminates the theoretical risk of viral contamination associated with products derived from human plasma. However, the Company can provide no assurance as to the timing or ultimate approval of its recombinant Factor IX product by the FDA.

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

During the first half of 1995, five of the Company's proprietary product candidates were in phase I or phase II human clinical trials. On June 9, 1995, the Company announced that it had suspended its clinical trials of recombinant human interleukin-twelve (rhIL-12) in oncology and HIV after receiving reports of unexpected serious adverse events in its phase II advanced kidney cancer study. The Company is conducting an investigation into the cause of these events and is consulting with the Food and Drug Administration. In July 1995, recombinant Factor IX entered phase III testing and recombinant IL-11 is proceeding toward a phase III trial in late 1995 or early 1996. Phase I and phase II data are preliminary measurements of a product's safety and efficacy and do not assure positive phase III data or ultimate regulatory approval for commercial sale. The Company's market valuation could be subject to volatility as investors interpret the results of the Company's current and future clinical trials.

The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992 (see Note 2 of Notes to Consolidated Condensed Financial Statements).

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1995 and 1994. The Company reported net income of $5.2 million for the second quarter ended June 30, 1995 and net income of $10.9 million for the six months ended June 30, 1995 compared with net losses of $9.5 million and $19.6 million, respectively, for the second quarter and first half of 1994. The net income for the first half of 1995 as compared with the net loss for the first half of 1994 is primarily due to the increases in revenue and income of affiliates discussed below. However, due to the non-recurring nature of certain revenues recorded in the first half of 1995, and with five products presently in the clinical development phase, the Company still expects to incur a net loss for the full year. In addition, on June 22, 1995 the Company made a proposal to acquire SciGenics, Inc. for $12.00 per share. The proposal is being evaluated by the independent members of the SciGenics Board of Directors. If the Company's offer is accepted, the acquisition would result in a charge of approximately $21 million to the Company's operations for 1995, principally relating to the portion of the acquisition price representing acquired research. There can be no assurances that the proposal will result in a transaction between the Company and SciGenics, or if such a transaction is agreed to, what its terms will be.

The Company's revenues include product revenue from the supply of recombinant human antihemophilic factor concentrate ("rhAHF") to Baxter Healthcare Corporation ("Baxter"), royalties on sales of products by marketing partners, and collaborative research and development revenue for license fees and activities conducted under the Company's agreements with its various collaborative partners. Revenues for the 1995 second quarter of $45.9 million

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased 85%, or $21.1 million, from the second quarter of fiscal 1994. Six month revenues of $97.7 increased 89% from prior year levels.

Product sales increased 110%, or $11.8 million to $22.6 million, for the 1995 second quarter and increased 96% for the first six months of 1995, due primarily to increases in the unit volume of rhAHF shipped to Baxter. The 28% increase in royalties for the 1995 second quarter and 24% first half increase is principally due to increases in collaborative partners' sales of finished drug products. Collaborative research and development revenue increased $6.3 million for the 1995 second quarter and $18.6 million for the first six months of 1995. The Company recognized $4.5 million in benchmark payments in the second quarter of 1995 in connection with the Company's decision to proceed to a phase III clinical trial of recombinant human interleukin-eleven (rhIL-11), a blood cell growth factor, as a treatment for alleviating cancer therapy-induced thrombocytopenia. In addition, the Company recorded $12.5 million of collaborative research and development revenue in the first quarter of 1995 in connection with an agreement between the Company and Sofamor Danek Group, Inc. to commercialize recombinant human bone morphogenetic protein-two (rhBMP-2) in North America for use in certain surgical procedures involving the spine. Collaborative research and development revenue includes $4.8 million and $1.5 million, respectively, for the first quarters of 1995 and 1994 and $7.9 million and $2.9 million, respectively, for the first six months of 1995 and 1994, relating to collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, the commercialization of rhIL-11 and in the area of cellular adhesion discovery research. AHP's discovery research funding commitment relating to the cellular adhesion collaboration ended as scheduled during the second quarter of 1995.

Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from collaborative partners. Such third party royalties totaled $1.4 million and $0.8 million in the second quarters of 1995 and 1994, respectively. Cost of sales, excluding such third party royalties, as a percentage of product sales was 53% and 55% for the second quarters of 1995 and 1994, respectively, and 52% and 53% for the first six months of 1995 and 1994, respectively. Research and development expense increased $6.2 million for the 1995 second quarter to $31.6 million and increased 11% in the first half, due primarily to increases in facilities and clinical study costs. General and administrative expenses increased 11% for the 1995 second quarter and 8% for the first half of 1995 due, in part, to increases in market development activities.

Investment income increased 38% in the 1995 second quarter and 23% for the first half as the impact of higher current interest rates and realized losses recorded in the prior year periods more than offset a lower average balance of cash and marketable securities between periods.

The Company's share of the income of its joint venture affiliates, net, was $4.9 million for the 1995 second quarter and $2.2 million for the 1995 first half, compared with losses of affiliates, net, of $0.3 million and $1.4 million for the prior year periods. Certain of the Company's product development activities in Japan are being conducted through GI-Yamanouchi, Inc. (GYJ), a joint venture with Yamanouchi Pharmaceutical Co., Ltd. In the second quarter of 1995, the GYJ assigned its rights to the development and commercialization of rhBMP-2 in Japan to Yamanouchi, effective January 1, 1995, in return for an initial payment and a future benchmark payment. The Company recognized income of affiliates of $7.3 million in connection with this transaction. Excluding this transaction, the increase in losses of affiliates, net, in 1995 was primarily due to expansion of rhIL-11 and rhIL-12 product development activities in Japan by the GYJ and to expansion of product development activities that are being conducted through IL-12 Partners, a joint venture with AHP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other expense, net, for the first half of 1995 increased by $1.5 million to $2.8 million principally due to unrealized losses on foreign currency forward contracts that are expected to be offset during the balance of 1995 as royalties are earned in Japan and Germany.

LEGAL PROCEEDINGS
The Company is engaged in a number of legal proceedings. See Note 5 of Notes to Consolidated Condensed Financial Statements which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES
Cash and marketable securities totaled $267.0 million at June 30, 1995, a decrease of $2.7 million from December 31, 1994. This decrease is net of a non-cash decrease in the unrealized loss on marketable securities of $11.0 million. The use of cash and marketable securities of $13.7 million for the six month period is principally due to capital expenditures of $12.8 million and, to a lesser extent, a use of funds from operating activities of $1.8 million. Accounts receivable from Baxter for shipments of rhAHF increased by $19.5 million, of which $7.0 million is due to increased product sales volume and $12.5 million results from a change in the contractual terms for the payment of rhAHF product revenue to the Company by Baxter.

As discussed above, on June 22, 1995 the Company made a proposal to acquire SciGenics, Inc. for approximately $25.1 million in cash, or $12.00 per share. There can be no assurances that the proposal will result in a transaction between the Company and SciGenics, or if such a transaction is agreed to, what its terms will be.

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


Item 1. Legal Proceedings

          See Note 5 of Notes to the Consolidated Condensed Financial Statements provided in Part I of this Quarterly Report on Form 10-Q, which Note is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Shareholders held on May 16, 1995, the following proposals were adopted by the vote specified below:


                                                                                  Withheld
          Proposal                               For                              Authority
          --------                               ---                              ---------
1.        Election of Class II Directors:
          Anthony B. Evnin                       24,474,912                         35,501
          Robert I. Levy, Ph.D.                  24,457,197                         53,216
          Thomas P. Maniatis, Ph.D.              24,460,713                         49,700


                                                                                                 Broker
                                                 For             Against          Abstain        Non-votes(1)
                                                 ---             -------          -------        ------------
2.        Amendment to 1991 Stock
          Option Plan increasing the
          aggregate number of Depositary
          Shares covered by such plan
          from 4,400,000 to 5,700,000            21,768,301      2,091,507         35,541         615,064

3.        Ratification of Arthur Andersen
          LLP as the Company's
          independent accountant for the
          current fiscal year                    24,480,338         10,391         19,684

          In addition, J. Richard Crout, M.D., Fred Hassan and Gabriel Schmergel will continue to serve as Class III directors until the Company's 1996 Annual Meeting and James G. Andress and Benno C. Schmidt will continue to serve as Class I directors until the Company's 1997 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)  No reports were filed on Form 8-K during the quarter ended June 30, 1995.

---------------
(1) Votes counted for quorum purposes, as to which the broker or other nominee holder was not authorized by the beneficial owner to cast a vote on this particular proposal but was authorized to cast (and did cast) a vote on at least one other proposal.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GENETICS INSTITUTE, INC.
                                           (Registrant)


Date: August 11, 1995          By: /s/ GAREN G. BOHLIN
                                  ----------------------------------
                                  Garen G. Bohlin,
                                  Executive Vice President and Chief Financial
                                  Officer (Principal Financial Officer and
                                  Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                                 Description                           Page
-----------                                 -----------                           ----
     10.1                    Yamanouchi Assignment, Assumption and Master
                             Amendment Agreement among GPDC Partnership,
                             Yamanouchi Pharmaceutical Co., Ltd.,
                             GI-Yamanouchi, Inc., Genetics Institute, Inc.
                             and GI JJV, Inc. dated as of June 1, 1995

     11                      Computation of Earnings Per Share

     27                      Financial Data Schedules (EDGAR)