Form 10-Q
period 1995-09-30
GENETICS INSTITUTE INC
filed 1995-11-08
CIK 731336

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               _________________

                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1995              Commission File Number 0-14587
                  ------------------                                     -------

                            GENETICS INSTITUTE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                  04-2718435
---------------------------------------     -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 87 CambridgePark Drive, Cambridge, MA                       02140
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (zip code)


Registrant's telephone number, including area code    (617) 876-1170
                                                   -----------------------------

                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes     X         No
                                                     -----           -----

26,769,772 shares of Common Stock, par value $.01 (including 10,769,031 shares represented by Depositary Shares) were outstanding on November 3, 1995.

                                                     GENETICS INSTITUTE, INC.


                                                              INDEX
                                                              -----


                                                                                                                         Page
PART I - FINANCIAL INFORMATION                                                                                          Number
------------------------------                                                                                          ------
Item 1 - Financial Statements

         Consolidated Condensed Balance Sheets -
                   September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
         Consolidated Statements of Operations
                   for the Three and Nine Months Ended
                   September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
         Consolidated Condensed Statements of Cash Flows
                   for the Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .     5
         Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                          GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited - in thousands)


                                                           September 30,                December 31,
                                                                1995                        1994
                                                          --------------              ---------------
ASSETS
Cash and cash equivalents                                 $       48,647              $        21,793
Marketable securities                                            213,218                      247,970
Accounts receivable                                               40,363                       16,127
Inventories:
     Materials and supplies                                        5,610                        4,354
     Work in progress                                                768                          776
     Finished goods                                               12,390                       13,543
                                                          --------------              ---------------

                                                                  18,768                       18,673
Other current assets                                               5,773                        5,275
                                                          --------------              ---------------

     Total current assets                                        326,769                      309,838

Property, plant and equipment                                    173,622                      158,712
     Less accumulated depreciation                               (63,073)                     (53,397)
                                                          --------------              ---------------

                                                                 110,549                      105,315
Other assets                                                       6,847                        6,440
                                                          --------------              ---------------

                                                          $      444,165              $       421,593
                                                          ==============              ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                          $        9,726              $        11,544
Accrued expenses                                                  25,182                       21,045
                                                          --------------              ---------------
     Total current liabilities                                    34,908                       32,589

Shareholders' Equity:
     Common stock, par value $.01                                    268                          266
     Additional paid-in capital                                  600,242                      595,360
     Accumulated deficit                                        (191,253)                    (206,622)
                                                          --------------              ---------------

     Total shareholders' equity                                  409,257                      389,004
                                                          --------------              ---------------


                                                          $      444,165              $       421,593
                                                          ==============              ===============



   The accompanying notes are an integral part of these financial statements.

                              GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited - in thousands except per share data)



                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                   --------------------------    -----------------------------
                                                       1995           1994           1995            1994
                                                   -----------    -----------    -----------      ------------
REVENUE
   Product sales                                   $    14,841    $    10,716    $    61,350      $     34,452
   Royalties                                            14,733         12,554         38,692            31,893
   Collaborative research and development                2,920         27,920         30,133            36,582
                                                   -----------    -----------    -----------      ------------
       Total revenue                                    32,494         51,190        130,175           102,927

OPERATING EXPENSES
   Cost of sales                                         4,260          7,675         31,140            22,066
   Research and development                             31,903         26,766         90,448            79,295
   General and administrative                            5,318          4,924         14,786            13,710
                                                   -----------    -----------    -----------      ------------

       Total operating expenses                         41,481         39,365        136,374           115,071
                                                   -----------    -----------    -----------      ------------

INCOME (LOSS) FROM OPERATIONS                           (8,987)        11,825         (6,199)          (12,144)

OTHER INCOME (EXPENSE), NET
   Investment income                                     3,950          3,578         12,633            10,662
   Income (loss) of affiliates, net                     (2,054)        (1,991)           117            (3,410)
   Other, net                                              (92)          (769)        (2,865)           (2,059)
                                                   -----------    -----------    -----------      ------------

       Total other income (expense), net                 1,804            818          9,885             5,193
                                                   -----------    -----------    -----------      ------------


NET INCOME (LOSS)                                  $    (7,183)   $    12,643    $     3,686      $     (6,951)
                                                   ===========    ===========    ===========      ============

NET INCOME (LOSS) PER COMMON SHARE
   Primary                                         $      (.27)   $       .46    $       .14      $       (.26)
                                                   ===========    ===========    ===========      ============

   Fully Diluted                                   $      (.27)   $       .45    $       .13      $       (.26)
                                                   ===========    ===========    ===========      ============

Average shares outstanding
   Primary                                              26,745         27,551         27,225            26,401
                                                   -----------    -----------    -----------      ------------

   Fully Diluted                                        26,745         28,206         27,624            26,401
                                                   -----------    -----------    -----------      ------------


   The accompanying notes are an integral part of these financial statements.

                              GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited - in thousands)

                                                                       Nine Months Ended September 30,
                                                               -------------------------------------------
                                                                    1995                         1994
                                                               --------------               --------------
OPERATING ACTIVITIES
Net income (loss)                                              $        3,686               $       (6,951)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities -
     Depreciation and amortization                                     13,386                        9,141
     Equity in (income) loss of affiliates                               (117)                       3,410
     Compensation related to incentive plans                              535                          520
     Changes in assets and liabilities                                (22,510)                      (2,174)
                                                               --------------               --------------

Net cash provided by (used in) operating
     activities                                                        (5,020)                       3,946
                                                               --------------               --------------

INVESTING ACTIVITIES
Purchase of marketable securities                                    (168,619)                    (136,435)
Proceeds from sale/maturity of
     marketable securities                                            215,054                      157,058
Additions to property, plant and
     equipment                                                        (18,183)                     (29,849)
Investments in affiliates                                              (1,720)                      (3,410)
Other investing activities                                                993                         (127)
                                                               --------------               --------------

Net cash provided by (used in) investing
     activities                                                        27,525                      (12,763)
                                                               --------------               --------------


FINANCING ACTIVITIES
Stock issuances                                                         4,349                        5,196
Proceeds from sale-leaseback                                                -                          987
                                                               --------------               --------------

Net cash provided by financing activities                               4,349                        6,183
                                                               --------------               --------------

Net increase (decrease) in cash and cash
     equivalents                                                       26,854                       (2,634)

Cash and cash equivalents, beginning of
     period                                                            21,793                       20,869
                                                               --------------               --------------

Cash and cash equivalents, end of period                       $       48,647               $       18,235
                                                               ==============               ==============


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

2. Transactions with American Home Products Corporation

   On September 19, 1991, the Company and American Home Products Corporation ("AHP") entered into an Agreement and Plan of Merger (the "AHP Transaction") that was consummated on January 16, 1992 through which AHP acquired a 60% interest in the Company. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Common Stock to AHP for an aggregate purchase price of approximately $300.0 million and, for shares of common stock owned, the Company's shareholders received a combination of cash and Depositary Shares subject to a call option. Under the terms of the call option, AHP has the right but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $77.63 per share for the period October 1, 1995 to December 31, 1995 and increasing by approximately $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996.

   Independent of its right to call the Depositary Shares, AHP is permitted by the terms of the agreements with the Company to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of September 30, 1995, such transactions have brought AHP's total ownership position in the Company to approximately 63%.

   The Company is engaged in collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, and the commercialization of recombinant human interleukin-eleven (rhIL-11), a blood cell growth factor. A collaboration with AHP in the area of cellular adhesion discovery research ended as scheduled during the second quarter of 1995. Collaborative research and development revenue includes $0.9 million and $22.7 million for the three month periods ended September 30, 1995 and 1994, respectively, and $8.7 million and $25.6 million for the nine month periods ended September 30, 1995 and 1994, respectively, relating to these collaborations with AHP. In July 1994, the Company and AHP entered into an agreement to form a joint venture to develop and commercialize rhIL-12 on a worldwide basis except for Japan. In connection with this agreement, the Company recognized $21.2 million of collaborative research and development revenue in the third quarter of fiscal 1994. Losses of affiliates includes $0.1 million and $1.6 million, respectively, for the three and nine month periods ended September 30, 1995 relating to these collaborations with AHP.

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)



3. Investments in Debt Securities

   The Company's portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. The fair value of cash equivalents approximated the amortized cost of $48.3 million at September 30, 1995. Aggregate fair value, amortized cost and average maturity for marketable securities held at September 30, 1995 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.


                                                 Amortized       Gross Unrealized             Fair
                                                    Cost     Holding Gains and (Losses)      Value
                                                 ---------   --------------------------    --------
                                                                   (in thousands)
       U.S. Government and Agency
           securities (average maturity
           of 3.5 years)                          $130,511   $1,256          $(824)        $130,943
       Corporate and other debt securities
           (average maturity of 3.0 years)          82,196      610           (531)          82,275
                                                  --------   ------           -----        --------

                                                  $212,707   $1,866        $(1,355)        $213,218
                                                  ========   ======        ========        ========



   The decrease in the net unrealized loss on marketable securities for the three and nine month periods ended September 30, 1995 was $.7 million and $11.7 million, respectively. Gross realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 1995 and 1994 were not material.

4. Income (Loss) of Affiliates, Net

   Income (loss) of affiliates, net consists of the Company's share of benchmark payments or license fees received by the joint ventures, net of the Company's share of research and development expenses incurred by affiliated joint ventures (excluding any research and development or other services provided by the Company to the joint ventures). The Company's share of the joint ventures' revenues, which ranges from 50% to 62.5%, is generally distributed when received by the joint venture. The Company's share of the joint ventures' expenses, which ranges from 25% to 50%, is generally funded as incurred. Investments in such affiliates are accounted for on the equity method and amounted to $0.8 million and $0.4 million at September 30, 1995 and December 31, 1994, respectively.

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

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


   The Company's income (loss) of affiliates, net for the three and nine months ended September 30, 1995 and 1994 was as follows (in millions):

                                                              Three months              Nine months
                                                                 ended                     ended
                                                             September 30,              September 30,
                                                      -----------------------     -----------------------
                                                         1995          1994          1995          1994
                                                      ---------     ---------     ---------      --------
         Combined net income (loss) of affiliated
           joint ventures                             $    (7.5)    $   (11.7)    $   (14.4)     $  (21.5)
                                                      =========     =========     =========      ========
         Company share of joint ventures' net income
           (loss) based on ownership percentage
           share of revenues and expenses                  (3.5)         (5.4)         (6.1)        (11.5)
         Elimination of Company share of joint venture
           expenses attributable to services provided
           by or benchmarks paid to the Company             1.4           3.4           6.2           8.1
                                                      ---------     ---------     ---------      --------

         Income (loss) of affiliates, net             $    (2.1)    $    (2.0)    $     0.1      $   (3.4)
                                                      =========     =========     =========      ========

5.  Contingencies

    The Company has been engaged in legal proceedings relating to the amount of damages payable by the Company as a result of the holding of the U.S. Court of Appeals for the Federal Circuit ("CAFC") that the Company infringed a U.S. patent of Amgen Inc. ("Amgen") relating to recombinant erythropoietin ("EPO"). In May 1993, the Company and Amgen agreed to settle all then outstanding claims of Amgen against the Company in the United States relating to recombinant EPO.

    In August 1991, Ortho Pharmaceutical Co., Ltd. and its affiliates ("Ortho"), a licensee of Kirin-Amgen, Inc.'s ("Kirin- Amgen") recombinant EPO patents, initiated infringement proceedings against the Company in the U.S. District Court in Massachusetts. Ortho moved to consolidate the case with the infringement suit brought by Amgen. Upon motion by the Company and Amgen, the District Court dismissed Ortho's claims and the CAFC affirmed the District Court's decision in April 1995. In October 1995, Ortho's request for a review of the CAFC decision by the U.S. Supreme Court was denied.

    In June 1994, the Company sued Ortho in the U.S. District Court in Delaware. The Company's suit claimed that Ortho's manufacture, use and sale of EPO in the U.S. infringes a patent covering pharmaceutical compositions containing homogeneous EPO that was issued to the Company in June 1994 (the '837 patent). In September 1994, Amgen sued the Company in U.S. District Court in Massachusetts and Ortho intervened in the Amgen suit. Amgen's suit asked the court to declare that the Company's '837 patent is invalid and not infringed by Amgen and to declare that any dispute over the patent was resolved by the prior litigation. The Company has filed counterclaims against Amgen and Ortho for infringement of the '837 patent, and the Company's suit against Ortho in Delaware has been stayed. In February 1995, the Massachusetts court granted a motion by Amgen for summary judgment. The court ruled that the CAFC decision in the prior litigation invalidating an earlier U.S. EPO patent of the Company precluded the assertion of the '837 patent. The Company has appealed the decision. The Company can provide no assurances as to the outcome of these disputes with Ortho and Amgen.

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

                   GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

   The suits have included requests for damages and/or injunctive relief. Boehringer Mannheim filed suits against Ortho and/or certain of its affiliates in Europe claiming infringement of the Company's European EPO patents. This litigation has expanded into many of the European Community countries in Boehringer Mannheim's licensed territory. In some countries, where the patentee is a legally necessary party to a suit to enforce a patent, the Company has joined as a plaintiff. The Company is also a defendant in suits in the United Kingdom, Germany, Italy and the Netherlands brought by an Ortho affiliate seeking to invalidate and revoke the Company's EPO patents in the United Kingdom, the former East Germany, Italy and the Netherlands, respectively. The revocation suit in Germany was dismissed in May 1994. However, this decision has been appealed.

   In June 1994, a claim in the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the European Patent Office. This decision has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals of the European Patent Office relating to the oppositions to Kirin-Amgen's European recombinant EPO patent. The Board ruled that a modified version of certain of Kirin-Amgen's original claims in the patent was valid, however, it is uncertain whether Kirin-Amgen's claims cover the making, using or selling of Boehringer Mannheim's recombinant EPO.

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

   In August 1995, in a patent interference proceeding among the Company, Genentech, Inc. ("Genentech") and Chiron Corporation concerning Factor VIII patent rights, the U.S. Patent Office ruled that Genentech is the first inventor of the Factor VIII gene and the use of the gene to make recombinant Factor VIII. Genentech will be awarded a patent based on this decision. The Company and Baxter (the Company's licensee) hold a royalty-free license under Genentech's patent rights.

   The Company is engaged in a patent interference proceeding with Stryker Corporation, the assignee of Creative BioMolecules, Inc., concerning one of the Company's U.S. patents covering recombinant BMP-2, which is currently in the clinical development stage. The Company can provide no assurance as to the outcome of this proceeding.

6. SciGenics Tender Offer

   On October 12, 1995 the Company successfully completed, through a wholly-owned subsidiary, its $14.00 per share, all cash tender offer (the "Offer") for the outstanding shares of callable common stock of SciGenics, Inc. ("SciGenics"). Approximately 1.4 million shares were tendered and accepted for payment, which resulted in total ownership by the Company and its affiliates of approximately 66.7% of the outstanding callable common stock of SciGenics. The Offer was made pursuant to a previously announced agreement entered into by the Company and SciGenics on September 7, 1995.
   The agreement provides that, subject to the fulfillment of certain conditions, a wholly-owned subsidiary of the Company will be merged with and into SciGenics, each outstanding share of callable common stock of SciGenics not held by the Company or its affiliates will be converted into the right to receive $14.00 per share in cash, and SciGenics will become a wholly-owned subsidiary of the Company (the "Merger"). The Offer and Merger are expected to result in a charge of approximately $25 million to the Company's operations for the fourth quarter of 1995, principally relating to the portion of the acquisition price representing acquired research.

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

The Company's consolidated results of operations have fluctuated from period to period and may continue to fluctuate in the near- term as a result of the timing of production and shipment of bulk protein products, changes in the timing and composition of funding under its collaborative research and development agreements, the ability to consummate new collaborative agreements, royalty income (and the impact of infringement litigation on royalty income), investment income and the amount of expenditures committed to research and development programs.

During the first half of 1995, five of the Company's proprietary product candidates were in phase I or phase II human clinical trials. On June 9, 1995, the Company announced that it had suspended its clinical trials of recombinant human interleukin-twelve (rhIL-12) in oncology and HIV after receiving reports of unexpected serious adverse events in its phase II advanced kidney cancer study. The Company conducted an investigation into the cause of these events and consulted with the Food and Drug Administration regarding the results of its investigation. Subsequently, in November 1995 the Company initiated enrollment of patients in phase I/II clinical trials of rhIL-12 in oncology and HIV. In July 1995, recombinant Factor IX entered phase III testing and recombinant IL-11 is proceeding toward a phase III trial in the fourth quarter of 1995. Phase I and phase II data are preliminary measurements of a product's safety and efficacy and do not assure positive phase III data or ultimate regulatory approval for commercial sale. The Company's market valuation could be subject to volatility as investors interpret the results of the Company's current and future clinical trials.

The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992 (see Note 2 of Notes to Consolidated Condensed Financial Statements).

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 1995 and 1994. The Company reported a net loss of $7.2 million for the third quarter ended September 30, 1995 compared with net income of $12.6 million for the three months ended September 30, 1994. Net income of $3.7 million was reported for the nine months ended September 30, 1995 compared with a net loss of $7.0 million for the first nine months of 1994. The net loss for the 1995 third quarter as compared with the net income for the 1994 third quarter is primarily due to $21.2 million of collaborative research and development revenue recognized in the third quarter of 1994 in connection with a newly formed joint venture with AHP. The net income for the first nine months of 1995 as compared with the net loss for the first nine months of 1994 is primarily due to increases in revenues and income of affiliates as discussed below.

The Company's revenues include product revenue from the supply of recombinant human antihemophilic factor concentrate ("rhAHF") to Baxter Healthcare Corporation ("Baxter"), royalties on sales of products by marketing partners, and collaborative research and development revenue for license fees and activities conducted under the Company's agreements with its various collaborative partners. Revenues for the 1995 third quarter of $32.5 million decreased 37%, or $18.7 million, from the third quarter of fiscal 1994. Nine month revenues of $130.2 million increased 26% from prior year levels. Product sales increased 38%, or $4.1 million to $14.8 million for the 1995 third quarter and increased 78%, or $26.9 million to $61.4 million, for the first nine months of 1995. The increase in product sales for the third quarter of 1995 was due to an increase in the unit volume of rhAHF shipped to Baxter, which was

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

partly offset by an adjustment recorded by the Company as a result of a change in the estimated unit manufacturing costs of rhAHF for the 1995 production year. Under the Company's supply agreement with Baxter, product sales includes reimbursement of the manufacturing costs relating to shipments of rhAHF, as well as manufacturing profit. Due to the change in estimated rhAHF unit costs, the Company recorded an adjustment which decreased third quarter product sales by $3.0 million and decreased cost of sales by $4.6 million. Unit volume of rhAHF shipped to Baxter increased 123% for the first nine months of 1995, while unit manufacturing costs decreased 39% from the prior year nine month period.

Royalties increased 17%, or $2.2 million to $14.7 million for the 1995 third quarter and increased 21% for the nine month period, principally due to increases in collaborative partners' sales of finished drug products. Collaborative research and development revenue decreased $25.0 million for the 1995 third quarter and $6.4 million for the first nine months of 1995. Collaborative research and development revenue includes $0.9 million and $22.7 million, respectively, for the third quarters of 1995 and 1994 and $8.7 million and $25.6 million, respectively, for the first nine months of 1995 and 1994, relating to collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, the commercialization of recombinant human interleukin-eleven (rhIL-11), a blood cell growth factor, and in the area of cellular adhesion discovery research. In July 1994, the Company and AHP entered into an agreement to form a joint venture to develop and commercialize rhIL-12 on a worldwide basis except for Japan. In connection with this agreement, the Company recognized $21.2 million of collaborative research and development revenue in the third quarter of fiscal 1994 of which $20.0 million represented initial milestone and signature payments and $1.2 million represented funding of certain development costs incurred during the quarter. AHP's discovery research funding commitment relating to the cellular adhesion collaboration ended as scheduled during the second quarter of 1995.

Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from collaborative partners. Such third party royalties totaled $2.0 million and $1.0 million in the third quarters of 1995 and 1994, respectively. Cost of sales, excluding such third party royalties, as a percentage of product sales was 15% and 62% for the third quarters of 1995 and 1994, respectively, and 43% and 56% for the first nine months of 1995 and 1994, respectively. The decrease in cost of sales as a percentage of product sales for the three month period was due to lower unit rhAHF manufacturing costs and the adjustment to product sales and cost of sales relating to the change in the estimated unit costs of rhAHF as discussed above. Excluding this adjustment, cost of sales as a percentage of product sales for the three months ended September 30, 1995 was 39%. Unit manufacturing costs of rhAHF have decreased 39% from the prior year nine month period. Research and development expenses increased $5.1 million for the 1995 third quarter to $31.9 million and increased 14% for the nine month period, due primarily to increases in facilities and clinical studies costs. General and administrative expenses increased 8% for both the third quarter and the first nine months of 1995 due, in part, to increases in market development activities.

Investment income increased 10% in the 1995 third quarter and 18% for the nine month period as the impact of higher current interest rates more than offset a lower average balance of cash and marketable securities between periods.

The Company's share of the loss of its joint venture affiliates, net, was $2.1 million and $2.0 million for the third quarters of 1995 and 1994, respectively. The Company recorded income from its joint venture affiliates, net, of $0.1 million for the first nine months of 1995, compared with a loss of affiliates, net, of $3.4 million for the prior year period. Certain of the Company's product development activities in Japan are being conducted through GI-Yamanouchi, Inc. (GYJ), a joint venture with Yamanouchi Pharmaceutical Co., Ltd. In the second quarter of 1995, the GYJ assigned its rights to the development and commercialization of rhBMP-2 in Japan to Yamanouchi, effective January 1, 1995,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in return for an initial payment and a future benchmark payment. The Company recognized income of affiliates of $7.3 million in connection with this transaction. Excluding this transaction, the increase in losses of affiliates, net, for the first nine months of 1995 was primarily due to expansion of rhIL-11 and rhIL-12 product development activities in Japan by the GYJ and expansion of rhIL-12 product development activities that are being conducted through IL-12 Partners, a joint venture with AHP.

Other expense, net, for the first nine months of 1995 increased by $0.8 million to $2.9 million due, in part, to increased foreign withholding taxes relating to an increase in certain royalties.

On October 12, 1995 the Company successfully completed, through a wholly-owned subsidiary, its $14.00 per share, all cash tender offer (the "Offer") for the outstanding shares of callable common stock of SciGenics, Inc. ("SciGenics"). Approximately 1.4 million shares were tendered and accepted for payment, which resulted in total ownership by the Company and its affiliates of approximately 66.7% of the outstanding callable common stock of SciGenics. The Offer was made pursuant to a previously announced agreement entered into by the Company and SciGenics on September 7, 1995. The agreement provides that, subject to the fulfillment of certain conditions, a wholly-owned subsidiary of the Company will be merged with and into SciGenics, each outstanding share of callable common stock of SciGenics not held by the Company or its affiliates will be converted into the right to receive $14.00 per share in cash, and SciGenics will become a wholly-owned subsidiary of the Company (the "Merger"). The Offer and Merger are expected to result in a charge of approximately $25 million to the Company's operations for the fourth quarter of 1995, principally relating to the portion of the acquisition price representing acquired research.

LEGAL PROCEEDINGS
The Company is engaged in a number of legal proceedings. See Note 5 of Notes to Consolidated Condensed Financial Statements which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES
Cash and marketable securities totaled $261.9 million at September 30, 1995, a decrease of $7.9 million from December 31, 1994, (net of a non-cash decrease in the unrealized loss on marketable securities of $11.7 million). The use of cash and marketable securities of $19.6 million for the nine month period is principally due to capital expenditures of $18.2 million and, to a lesser extent, the use of $5.0 million for operating activities offset by $4.3 million of cash proceeds from stock issuances. Accounts receivable from Baxter for shipments of rhAHF increased by $23.1 million over the December 31, 1994 balance, of which $2.9 million is due to increased product sales volume and $20.2 million results from a change in the contractual terms for the payment of rhAHF product revenue to the Company by Baxter. As discussed above, on October 12, 1995 the Company completed its $14.00 per share, all cash tender offer for SciGenics. The Company's aggregate cash payment for the 1.4 million shares tendered, (representing 66.7% of SciGenics' outstanding callable common stock), was $19.5 million. If the Merger is consummated, the Company's additional cash payment to acquire the shares not tendered pursuant to the Offer will be approximately $9.8 million. Cash and marketable securities held by SciGenics at September 30, 1995 totaled $10.0 million.

The Company expects that its available cash and marketable securities, together with investment income, operating revenues and lease and debt financing arrangements, will be sufficient to finance its research and development programs, capital requirements and other foreseeable future needs. Over the next several years, the Company's cash requirements will be subject to change depending upon numerous factors including the level of capital expenditures, the amount of expenditures committed to self-funded research and development programs, the results of research and development activities, competitive and technological developments, the levels of resources which the Company devotes to the expansion of its clinical testing, manufacturing and marketing capabilities and the timing and cost of obtaining required regulatory approvals for new products.

                          Part II - Other Information
                          ---------------------------


Item 1.  Legal Proceedings
-------  -----------------

         See Note 5 of Notes to the Consolidated Condensed Financial Statements provided in Part I of this Quarterly Report on Form 10-Q, which Note is hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a) The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

    (b) No reports were filed on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENETICS INSTITUTE, INC.
                                             ------------------------
                                                (Registrant)



Date: November 8, 1995                   By:  /s/ Garen G. Bohlin
      ----------------                       ----------------------------------
                                             Garen G. Bohlin,
                                             Executive Vice President and
                                               Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.                             Description                                         Page
-----------                             -----------                                         ----
10.1     Option/License Agreement between Bristol-Myers Squibb Company and the Company dated as of May 24, 1995 and related Letter Agreements of September 21, 1995 and October 5, 1995 1

11       Computation of Earnings Per Share

27       Financial Data Schedule (EDGAR)






__________________________________
      1
       Confidential treatment requested as to certain portions which are indicated by an asterisk and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.