Form 10-K405
period 1995-12-31
GENETICS INSTITUTE INC
filed 1996-03-01
CIK 731336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995 Commission file no. 0-14587
                          -----------------                     -------

                                GENETICS INSTITUTE, INC.
-------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                04-2718435
 ---------------------------------------        -------------------
(State or Other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)               Identification No.)

87 CambridgePark Drive, Cambridge, MA           02140
----------------------------------------        -------------------
(Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code: (617) 876-1170
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:
                                       None
Securities registered pursuant to Section 12(g) of the Act:

       Depositary Shares, each representing one share of Common Stock $.01 par value per share, subject to a call option and evidenced by a depositary receipt, of Genetics Institute, Inc.*
       -------------------------------------------------------------------
                                 (Title of Class)

                           Common Stock, $.01 par value
                          -----------------------------
                                 (Title of class)

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
                                              ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes  X  No    .
               ---    ---
     The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $641,141,926 as of February 23, 1996 (based on the closing sales price for such stock on that date).**

     The number of shares of Common Stock (including 11,156,975 shares represented by Depositary Shares) outstanding as of February 23, 1996 was 27,157,716.

Portions of the following documents are incorporated by reference in this Report.

                       Documents Incorporated by Reference
                       -----------------------------------

Document                                          Form 10-K Part

Definitive Proxy Statement with                   Part III
respect to the Annual Meeting of
Stockholders to be held on
May 14, 1996, to be filed with
the Securities and Exchange
Commission

The 1996 Proxy Statement shall be deemed to have been "filed" only to the extent that portions thereof are expressly incorporated by reference.

---------------

*The Depositary Shares of Genetics Institute, Inc. (the "Company") represent one share of Common Stock, $.01 par value, of the Company ("Common Stock"), subject to a certain stock purchase option (the "Call Option") held by AHP Biotech Holdings, Inc. ("Holdings"), and are evidenced by a depositary receipt.

**Excludes 16,000,741 shares of Common Stock and 947,000 Depositary Shares held by Holdings and 458,767 Depositary Shares held by directors and executive officers of the registrant and held by stockholders of the registrant holding more than five percent of the Depositary Shares outstanding. Exclusion of Depositary Shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I


ITEM 1.   Business.
------    --------

     Genetics Institute, Inc. ("Genetics Institute" or the "Company") was organized in December 1980 as a Delaware corporation. The Company is principally engaged in the discovery, development and commercialization of biopharmaceutical products, using recombinant DNA and other technologies, for the treatment of a wide range of diseases and conditions, including anemia, hemophilia, cancer, tissue damage, infectious disease, cardiovascular disease and autoimmune diseases.

     Unless otherwise indicated, all references in this Annual Report on Form 10-K to Genetics Institute or the Company include the Company and its wholly owned subsidiaries, Genetics Institute, Inc. of Japan, Genetics Institute of Europe, Inc., Genetics Institute of Europe B.V., GI Europe, Inc., GI JJV, Inc., GI Japan, Inc., GI Manufacturing, Inc., GI Drug Design, Inc. and, effective December 6, 1995, SciGenics, Inc.

     Transaction with American Home Products Corporation
     ---------------------------------------------------

     On January 16, 1992, the Company's Common Stock stockholders approved the Agreement and Plan of Merger, dated as of September 19, 1991 and amended as of December 9, 1991 (the "Merger Agreement"), among the Company, American Home Products Corporation ("AHP"), and certain AHP subsidiaries, pursuant to which, among other things, (i) each share of Common Stock then outstanding was converted into the right to receive $20.00 in cash and six-tenths of a depositary share (a "Depositary Share"), each Depositary Share representing one share of Common Stock subject to an AHP call option (the "Call Option") and evidenced by a depositary receipt (a "Depositary Receipt"), (ii) AHP acquired 40% of the Company's then outstanding Common Stock and (iii) AHP purchased 9,466,709 shares of newly issued Common Stock (the "Additional Shares") from the Company for $300 million in cash. As a result of the foregoing transactions, subsequent open market purchases by AHP, and conversion of the Company's Convertible Exchangeable Preferred Stock, AHP owned, at February 23, 1996, approximately 62% of the outstanding shares of Common Stock.

     Under the terms of the Call Option, AHP has the right, but not the obligation, to purchase the shares of Common Stock represented by the Depositary Shares and held by The First National Bank of Boston, as depositary, in whole but not in part at any time on or prior to December 31, 1996, at per share call prices increasing by approximately $1.84 per share per quarter from $79.47 per share for the period from January 1, 1996 through March 31, 1996 to $85.00 per share for the period from October 1, 1996 through December 31, 1996. In the event that AHP elects to call any shares of Common Stock, AHP must purchase all of the shares that it does not already own. Accordingly, if the Call Option is exercised, AHP will own 100% of the outstanding shares of Common Stock of the Company, and all other stockholders of the Company will cease to have any equity interest in the Company. During the term of the Call Option, AHP also may acquire additional shares of Genetics Institute stock, provided that its aggregate holdings do not exceed 75% of the Company's stock outstanding, subject to certain exceptions.

     For information relating to certain governance provisions contained in the Governance Agreement among the Company, AHP and its subsidiaries, see ITEM 13 in this Report at page 40.

     Overview
     --------

     Over the past fifteen years, Genetics Institute has financed its business through collaborative research and development revenues from licensees, royalties on product sales by certain licensees, product sales (since December
1992), interest income and use of equity capital. This has enabled the Company to undertake a broad range of research and development programs and to build an approximately 1000-person organization with over 600,000 square feet of corporate office, research, development and manufacturing facilities.

     In recent years, the Company has dedicated a larger proportion of its resources to the discovery and development of self-funded proprietary products. The Company's discovery research goal is to bring two discovery research leads forward into development each year. This may take the form of a newly discovered product candidate or a new indication for an existing product or product candidate. The Company also has entered into joint ventures, development collaborations, partnerships and other commercial arrangements for certain of its proprietary products, which enable the Company to retain significant development, manufacturing and marketing rights for such products.

     The Company has discovered a number of products and licensed them to licensees for development and commercialization (collectively, the "Licensed Products"). Four of these products have been brought to market by the Company's licensees in various territories: recombinant human antihemophilic factor ("rhAHF"), erythropoietin ("rhEPO"), granulocyte-macrophage colony stimulating factor ("rhGM-CSF"), and tissue plasminogen activator ("rhtPA") The Company receives royalties on commercial sales by its licensees of these products and, in the case of rhAHF, receives substantial additional revenue from its manufacture of bulk concentrated drug substance. Three of these products are in clinical development: Recombinant human interleukin-3 ("rhIL-3"), recombinant human interleukin-6 ("rhIL-6") and recombinant novel plasminogen activater ("rNPA").

     In addition to its Licensed Products, the Company retains substantial manufacturing and marketing rights for several product candidates which are in various stages of clinical development, including: a second recombinant coagulation factor ("rFIX"), recombinant human interleukin eleven ("rhIL-11"), recombinant human bone morphogenetic protein two ("rhBMP-2"), and an immune system modulator ("rhIL-12") (collectively, the "Principal Product Candidates").

     Principal Product Candidates, Discovery Research Areas and Licensed
     -------------------------------------------------------------------
Products
--------

     The following describes the Company's Principal Product Candidates, its discovery research areas and Licensed Products.

     Principal Product Candidates
     ----------------------------

          Recombinant Factor IX ("rFIX")
          ------------------------------

     The Company is developing Recombinant Factor IX ("rFIX") as a treatment for Hemophilia B, or Christmas Disease, which affects approximately 10,000 individuals in North America, Europe and Japan. Similar to Hemophilia A, but less prevalent, Hemophilia B is a coagulation disorder that can result in severe, often life threatening, uncontrollable bleeding and crippling joint destruction.

     Currently, people with Hemophilia B rely on clotting products derived from human blood to treat or prevent bleeding episodes. The Company believes that the current market for plasma-derived Factor IX is approximately $150 million worldwide. The supply of Factor IX from this source is limited by blood and plasma donations. Patients who rely on these plasma-derived products may also risk exposure to human blood-borne viruses. A recombinant Factor IX product may provide a significant improvement over current plasma-derived clotting factor products by eliminating the risk of human viral contamination associated with such products and providing a means to manufacture large quantities of clotting factor without the blood and plasma supply limitations affecting the plasma-derived products. A recombinant Factor IX product may also have the potential to lower thrombogenic risk due to the absence of other clotting factors that remain in some plasma-derived Factor IX products. See "COMPETITION" at page 24.

     Pivotal clinical trials of rFIX commenced in 1995 and are nearing completion. These trials are designed to demonstrate the clinical equivalence of rFIX to existing plasma-derived Factor IX products. If these trials proceed as planned, and the data are positive, the Company may be able to file for regulatory approval of rFIX in both the United States and Europe in the second half of 1996. For information concerning Orphan Drug Issues, see "COMPETITION" at page 24.

     To date, the Company has retained worldwide development and commercialization rights to rFIX. The Company's goal is to market and sell rFIX in North America by building its own field force and to utilize distributors in markets in which it can gain advantage through specialized distributors.

     Neumega[Trademark] Recombinant Human Interleukin Eleven ("rhIL-11")
     -------------------------------------------------------------------

     Recombinant human interleukin eleven ("rhIL-11") is a cytokine which has been shown in a phase II clinical study to eliminate the need for platelet transfusions with an acceptable safety profile in a significant number of cancer patients who had experienced severe platelet depletion or thrombocytopenia during a previous chemotherapy cycle ("Established Thrombocytopenia Study"). Platelets, a critical component of the body's normal ability to form blood clots and repair damaged tissues, are often severely depleted during cancer treatments involving chemotherapy alone or with bone marrow or peripheral blood progenitor cell transplantation, leaving some patients with bleeding complications. Thrombocytopenia is expected to continue to grow as a problem in cancer treatment as bone marrow and peripheral blood progenitor cell transplantation become more common and as other blood cell growth factors enable oncologists to use higher doses of chemotherapy. rhIL-11 may be useful in accelerating the body's ability to return platelets to a normal level following chemotherapy alone or with bone marrow or peripheral blood progenitor cell transplant procedures.

     The only approved therapy currently available to patients suffering from decreased platelet counts caused by cancer chemotherapy alone or with bone marrow or peripheral blood progenitor cell transplantation is platelet transfusion, the infusion of platelets from one or more blood donors. This therapy is relatively expensive and exposes patients to blood components that can introduce infectious complications. It also has the potential to decrease in efficacy over time if the patient develops an immune reaction to the transfused platelets. By stimulating the body's natural production of platelets, rhIL-11 could potentially provide a safe and effective alternative or supplement to platelet transfusions.

     The Company commenced a phase III pivotal study of Neumega[Trademark] rhIL-11 in the fourth quarter of 1995. The study will involve up to 250 patients and 40 medical centers and will evaluate rhIL-11's ability to maintain platelet levels and to decrease the need for platelet transfusions in patients who have experienced low platelet counts as a result of their cancer treatment.

     Also in the fourth quarter of 1995, the Company completed enrollment of patients in a phase II study of breast cancer patients whose chemotherapy regimens are expected to lead to low platelet counts. In this breast cancer study, rhIL-11 is being evaluated for its ability to prevent low platelet counts. This endpoint differs from the endpoint in the Established Thrombocytopenia Study completed in May 1995, where rhIL-11 eliminated the need for platelet transfusions in a significant percentage of patients. The results from the phase II breast cancer study should become available in the second quarter of 1996. If the breast cancer results are positive and statistically significant, they, together with the results from the phase II Established Thrombocytopenia Study, may be sufficient to support an accelerated filing for FDA approval before completion of the phase III study. No assurance can be given that an accelerated filing will be warranted.

     Additional phase II clinical trial data regarding rhIL-11's ability to enhance platelet recovery in patients receiving bone marrow transplants with peripheral blood progenitor cell support also should become available in 1996. To date, over 270 men, women and children have received rhIL-11.

     Apart from Neumega[Trademark] rhIL-11's potential effects on platelets, rhIL-11 also appears in preclinical research to have useful activity in preventing and accelerating healing of chemotherapy-induced mucositis. This effect (i.e., maintaining mucosal integrity) was first observed serendipitously by a researcher conducting an rhIL-11 platelet restoration experiment. In addition, rhIL-11 has shown activity in treating inflammatory bowel disease in animal models. As a result of these findings, the Company initiated phase I clinical studies of rhIL-11 in Crohn's disease in 1995 and in chemotherapy-induced mucositis in early 1996 to explore these new potential uses for rhIL-11.

     The Company has retained development and marketing rights for rhIL-11 in North America, and worldwide manufacturing rights. In 1991, the Company and Essex Chemie A.G., an affiliate of Schering-Plough Corporation ("Schering-Plough") formed an alliance under which Schering- Plough will register and market rhIL-11 in Europe, Africa and Latin America. In 1992, the Company granted GI-Yamanouchi, Inc. (the "GYJ"), a 50/50 joint venture with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), rights to develop and market rhIL-11 in Japan. In 1993, the Company granted Wyeth-Ayerst International Inc., an affiliate of AHP, rights to develop and market rhIL-11 in the Pacific Basin (excluding Japan), Australia and New Zealand.

     The Company has six United States patents, and has filed additional patent applications covering rhIL-11 in the United States and in other territories. Regardless of whether the Company is successful in obtaining patent protection for rhIL-11, the field of platelet restoration is expected to be highly competitive. A number of other cytokines are being developed for this use, including ones previously discovered by the Company and licensed to Sandoz Pharmaceutical Co., Ltd. (rhIL-3 and rhIL-6). In addition, Immunex Corporation is in phase III clinical trials with PIXY321, and Amgen Inc. and Genentech, Inc. have reported that they are engaged in clinical research involving megakaryocyte growth and development factor ("MGPA") and thrombopoietin ("TPO"), respectively, each of which is a potential platelet growth factor.

     Recombinant Human BMP-Two ("rhBMP-2")
     -------------------------------------

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

     Because rhBMP-2 protein causes cells to differentiate and form cartilage and bone, it has been termed "osteoinductive." The Company is currently developing this protein for uses in bone repair, such as healing fractures and bony defects.

     Current methods to stimulate bone growth and healing have disadvantages. For example, autogenous bone (autograft) is occasionally used to facilitate bone repair. This material must be harvested from a bony site in the patient and grafted at the repair site. Such a harvest procedure can cause considerable pain and morbidity to a patient. rhBMP-2 may have the potential to provide more reliable and convenient methods to facilitate, accelerate and help assure bony healing, while avoiding the pain, morbidity and other disadvantages associated with other approaches.

     In the United States rhBMP-2 is being regulated as a combination product (device and biologic) under the jurisdiction of the device branch of the U.S. FDA. rhBMP-2 is expected to be regulated either as a biologic or a drug outside the U.S.

     The Company and its licensees are designing and implementing a global clinical trial program to test multiple indications in pilot studies initially in different geographic territories. Results will be shared among the Company and its licensees, and if preliminary data are positive, approvals will be pursued worldwide. To date, the Company's clinical studies have evaluated, or are evaluating, the safety and clinical feasibility of a surgically-implanted device that contains the rhBMP-2 protein in several matrix delivery systems in orthopedic trauma and maxillofacial repair.

     In late 1994 and early 1995, the Company completed patient accrual for two oral/maxillofacial pilot studies, and two orthopedic pilot studies. These studies were designed primarily to test the safety of rhBMP-2 in combination with either an absorbable collagen sponge or autologous blood clot as a carrier. In 1995, preliminary data from one of the orthopedic studies (a study of avascular necrosis of the femoral head) were presented at a scientific meeting in Vienna, Austria, and preliminary data from one oral/maxillofacial study (a study of alveolar ridge augmentation/preservation) were presented at a scientific meeting in Toronto, Canada. In each case, the rhBMP-2 and carrier were shown to be well-tolerated. The alveolar ridge augmentation/preservation study showed no definitive evidence of biological activity at the concentration of rhBMP-2 tested. An additional "dose-ranging" study in this indication is planned for 1996. The avascular necrosis study showed some radiologic and MRI evidence of biological activity; however, 24 months of post-operative patient follow-up will be required to determine whether this evidence correlates with meaningful clinical endpoints. The Company expects data from another oral/maxillofacial study (sinus floor augmentation) to be presented at several scientific meetings in the first half of 1996. Although this twelve-patient study was designed primarily to evaluate the safety of rhBMP-2 and a carrier, the study design should allow for some evaluation of biological activity with respect to a meaningful clinical endpoint of generating sufficient bone to support placement of a dental implant. The Company expects to present data from its completed orthopedic trauma pilot study at a scientific meeting in the fourth quarter of 1996. On the basis of all of these trials, the Company plans to conduct additional clinical studies in 1996 with rhBMP-2 in combination with an absorbable collagen sponge.

     The Company holds several significant U.S. patents for rhBMP-2 and other members of the BMP family. These patents cover the DNA sequences and recombinant production of BMP-1, BMP-2, BMP-3, BMP-4, BMP-5, BMP-6 and BMP-7. The Company believes it has discovered many of the known members of the bone morphogenetic protein ("BMP") family.

     The Company is aware that a potential competitor has been issued several patents in the field of bone-inducing proteins. The Company believes that its commercialization of rhBMP-2 protein will not infringe any valid patent issued to any third party. However, no assurance can be given that third parties will not obtain patents containing claims which would materially interfere with the Company's commercialization of rhBMP-2 or other bone morphogenetic proteins. See
ITEM 3. "LEGAL PROCEEDINGS." at page 27.


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

     In 1994, the GPDC decided to focus its resources on the development of certain then-existing BMPs, and to discontinue funding the research activities at the Company directed toward discovery of additional members of the BMP family. The Company, however, has continued its discovery research activities in this area, alone and in collaboration with third parties, and discoveries of additional proteins after November 30, 1994 will not be licensed to the GPDC. In April 1995, the Company and The Johns Hopkins University School of Medicine formed MetaMorphix, Inc. to continue further discovery research activities in this field. See "DISCOVERY RESEARCH AREAS - BONE AND CONNECTIVE TISSUE BIOLOGY" at page 11.

     The GPDC holds exclusive worldwide marketing rights for bone morphogenetic proteins discovered by the Company prior to December 1, 1994 and has exclusively sublicensed these rights to the Company in North America, to the GYJ in Japan, and to the GI-Yamanouchi European Partnership ("GYEP") in Europe, as described below. Commercialization rights for the rest of the world will be retained by the GPDC and may be sublicensed in the future to third parties or to the Company, Yamanouchi or their respective affiliates. The Company has retained manufacturing rights to BMPs worldwide.

     In 1990, the Company also entered into the GYJ joint venture with Yamanouchi for the commercialization and marketing in Japan of the Company's bone morphogenetic proteins and other potential future products. The GYJ is responsible for clinical development, registration and marketing of bone-inducing protein products in Japan. In June 1995, the Company and the GYJ agreed to restructure their agreement relating to bone morphogenetic proteins, and assigned to Yamanouchi an exclusive license to develop and commercialize rhBMP-2 in Japan in return for an increase in the royalty rate and the price for commercial supply of bulk protein as well as Yamanouchi's agreement to fund Japanese development and commercialization expenses. The Company retained its supply rights for bulk rhBMP-2.

     In 1993, the Company and Yamanouchi formed the GYEP for the commercialization of the GPDC's bone morphogenetic proteins in Europe. The GYEP contracted with the Company to manage the clinical development, registration and the core marketing activities of the initial products in the field of localized bone repair. The GYEP has entered into distribution agreements with Yamanouchi Europe B.V. (formerly Brocades Pharma B.V.) and Wyeth-Ayerst International Inc., affiliates of Yamanouchi and AHP, respectively, in return for distribution fees and milestone payments. These distributors will assist in obtaining local country approvals and market the products in their respective territories. The Company believes these relationships will afford it an opportunity to develop a European commercialization infrastructure with the cooperation and support of its partners while retaining manufacturing rights for these proteins.

     In February 1995, the Company and Sofamor Danek Group, Inc. ("SDG") announced their agreement to develop and commercialize rhBMP-2 products for use in certain surgical procedures involving the spine in North America. Under the agreement, SDG will have the exclusive right in North America to develop and commercialize these products for these spinal applications. SDG paid the Company $12.5 million in license fees in 1995 and will pay the Company up to $37.5 million over the next three years. The Company retains the exclusive right to manufacture rhBMP-2 for supply to SDG. The two companies will share revenues approximately equally.

          Recombinant Human Interleukin-Twelve ("rhIL-12")
          ------------------------------------------------

     IL-12 is an immune system modulating protein whose activity was first discovered at the Wistar Institute of Anatomy and Biology ("Wistar") and later cloned at Genetics Institute. It was originally named natural killer cell stimulatory factor ("NKSF"). The Company believes Hoffmann-La Roche Inc. ("Roche") independently cloned recombinant human interleukin twelve ("rhIL-12") at about the same time as the Company and Wistar. In October 1995, the Company received a U.S. patent covering nucleic acids encoding IL-12 and recombinant technology for expression of rhIL-12. The Company has additional patent applications relating to IL-12 pending in the United States and foreign jurisdictions. Roche also has pending patent applications in foreign jurisdictions based upon its independent development of rhIL-12.

     In 1993, Genetics Institute and Roche collaborated in the preclinical development of rhIL-12. Following the collaboration, the Company and Roche decided to pursue commercialization of rhIL-12 independently; however, the Company and Roche cross-licensed all rights relating to present and future discoveries relating to rhIL-12, except for future discoveries relating to gene therapy and vaccine adjuvant applications of rhIL-12.

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

     Whereas natural immunity provides an immediate immune response to invading pathogens, adaptive immunity involves T and B cell "memory" that can provide a sustained response against infectious agents and protect the body against future challenges by these same agents. IL-12 is also believed to stimulate the part of the immune system that is active in fighting cancer and intra-cellular pathogens. Examples of diseases caused by intra-cellular pathogens are tuberculosis, viral hepatitis, and HIV disease.

     Given the biologic activities of IL-12, Genetics Institute launched an effort to explore rhIL-12 as a therapeutic for certain infectious diseases. In test tube experiments, rhIL-12 enhanced or augmented normal immune function in blood cells taken from HIV-infected persons. Also, work has shown that cells from HIV-infected persons are not able to make IL-12 in the same quantities as non-infected persons. This suggests that rhIL-12 may have the potential to correct a deficiency in the immune system of HIV-infected persons. Initial phase I clinical safety trials for HIV-infected persons were completed in 1995, and biological activity was observed over a range of well-tolerated doses. A multi-dosing phase I/II study of rhIL-12 in HIV-infected persons commenced in late 1995. Other infectious diseases may be explored in the future.

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

     The Company completed a phase I safety study of rhIL-12 in cancer patients in early 1995. In May 1995, the Company initiated a phase II study of rhIL-12 in kidney cancer patients. This study was suspended in June 1995 due to serious and unexpected adverse events experienced by patients in the study. An investigation into the cause of the adverse events was completed in the autumn of 1995. The results of the investigation were reviewed with the FDA, and phase I/II studies of rhIL-12 in cancer patients resumed in late 1995.

     In July 1994, the Company and Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a pharmaceutical division of AHP, agreed to form a 50/50 joint venture ("IL-12 Partners") to develop and commercialize rhIL-12 on a worldwide basis, except for Japan. IL-12 Partners has a joint project team and steering committee to oversee current and future clinical trials and other development activities. These activities will be funded equally by the partners. The arrangement also provides for certain milestone payments to the Company. Future milestone payments will become due upon achievement of certain clinical outcomes and submission or approval of specific regulatory filings -- the exact value of such payments is contingent upon rhIL-12's success in various therapeutic areas. The Company has the right to supply rhIL-12 to the joint venture and will receive royalties based on the joint venture's sales of rhIL-12. The Company will have marketing rights in North America; Wyeth-Ayerst will have marketing rights outside North America and Japan.

     In July 1994, the Company granted the GYJ rights to develop and market rhIL-12 in Japan pursuant to a license agreement providing for milestone payments, the payment of royalties to the Company on product sales and the purchase of bulk rhIL-12 manufactured by the Company.

          Recombinant Human Macrophage Colony Stimulating Factor ("rhM-CSF")
          ------------------------------------------------------------------

     rhM-CSF is a blood cell growth factor that acts predominantly on monocytes and macrophages, which constitute a particular class of white blood cell. In 1991, the Company entered into an arrangement with SciGenics, Inc. relating to the research, development, use, manufacture and sale of rhM-CSF in North America. In December 1995, the Company completed the acquisition of SciGenics, Inc. See "SCIGENICS" at page 17. After several years of extensive preclinical and clinical testing, the Company has decided to cease further development of rhM-CSF. The Company plans to continue to honor commitments to third parties (which currently involve insignificant resources) and to make available small quantities of rhM-CSF from existing inventories to third party researchers, but has no present plans for self-funded research or development of rhM-CSF.

     Discovery Research Areas
     ------------------------

          Hematopoiesis and Immunology
          ----------------------------

     The Company is devoting a substantial portion of its discovery research resources to the fields of immunology and hematopoiesis (cytokines, chemokines, cell surface signalling channels and blood cell growth factors). This area has historically been a source of important therapeutic candidates and our efforts are continuing in this field. Attention has been focused specifically on factors that regulate stem cell and lymphocyte development as well as on factors which can modulate the immune response including both immune-stimulators and immunosuppressive agents. Discoveries in this field may lead to promising new anti-cancer and anti-infective therapies as well as factors potentially useful for the treatment of autoimmune diseases including rheumatoid arthritis, systemic lupus erythematosus and multiple sclerosis as well as organ transplant rejection.

     In September 1995, the Company acquired the rights to the B7/CD28 immune modulation program from Repligen Corporation. This acquisition included rights to numerous patents, patent applications, licenses and other agreements in the field and related genes, monoclonal antibodies, recombinant proteins, cell lines, and hybridomas. The acquired rights initially included the rights to Repligen's CTLA4-Ig program, but in January 1996, the Company reassigned these rights to Repligen.

     The B7/CD28 costimulatory pathway plays a critical role in controlling the communication between antigen presenting cells and T lymphocytes with the subsequent activation of the T lymphocytes to mount an immune response. Down regulation or inhibition of the B7/CD28 signaling pathway is believed to lead to T lymphocyte tolerance to both foreign antigens, as present with transplanted organs, and to self-antigens, which have been implicated in autoimmune disease. Research investigations will focus on the application of B7/CD28 costimulation inhibition to the prevention of rejection of transplanted organs and to the treatment of autoimmune disease models. Up modulation or activation of the B7/CD28 signalling pathway may also lead to heightened T lymphocyte responsiveness which is believed to be essential for enhancing responses to antigens supplied as vaccines or to those present on tumors. Research in enhancing an immune response via the B7/CD28 pathway may lead to improved anti-cancer and anti-viral therapies. Investigations in this field may also lead to the discovery of novel ligands and factors important for regulating immune responses.

          Bone and Connective Tissue Biology
          ----------------------------------

     The Company is continuing its discovery research efforts in the field of bone and connective tissue biology. Company scientists are continuing to identify novel factors which may play an important role in the formation, growth and repair of bone, cartilage and other connective tissues. In 1995, one of these novel factors, rhBMP-13, was seen to potentially play a role in inducing the repair of cartilage.

In April 1995, the Company and The Johns Hopkins University School of
Medicine formed a new company, MetaMorphix, Inc., in which the Company is currently a majority stockholder. MetaMorphix was established to discover, develop, and commercialize new members of the Transforming Growth Factor-Beta ("TGF-beta") super-family of genes. MetaMorphix will hold the rights to genes for BMPs discovered by Genetics Institute after December 1, 1994, and the genes for growth and differentiation factors which have been or are discovered by collaborating scientists at Johns Hopkins. Members of the TGF-beta super-family may play a role in the growth and differentiation of cells from organs as diverse as the skeletal and nervous systems. Half of the new members discovered in the collaboration will be licensed to the Company for development and commercialization and the other half will remain in MetaMorphix for development and commercialization, subject to a right of first refusal held by the Company if MetaMorphix decides to seek a third party licensee.

         Soft Tissue Repair and Organ Regeneration
         -----------------------------------------

     Research continues on the effects of growth factors on tissue development and repair with the aim of developing therapies useful for the treatment of human tissues damaged by injury or disease. In 1995, the Company also continued its work in the embryonic growth and regulatory protein ("EGRP") program under its agreement with SciGenics, studying the effects of specific gene expression and cellular interactions on the development of insulin-expressing cells in the pancreas. This work has not, however, led to the discovery of any EGRP factors and remains at an early stage of discovery research. In December 1995, the Company acquired SciGenics, and is continuing to evaluate the EGRP program and whether to redeploy resources to other more promising areas of research. See "SCIGENICS" at page 17.

          Small Molecule Drug Discovery ("SMDD")
          --------------------------------------

     The Company's research efforts have produced expertise in molecular and structural biology, and in high throughput screening that is relevant to the identification and utilization of novel human proteins as targets for the discovery of small molecule based pharmaceuticals.

     In recent years the Company's SMDD research has focused on: (i) cellular adhesion proteins which play a critical role in the movement of white blood cells into damaged or diseased tissues; and (ii) cPLA2, an enzyme believed to play a key role in the production of inflammatory mediators. By identifying the molecules that block the action of these proteins, the Company hopes to develop new treatments for asthma, rheumatoid arthritis, organ transplant rejection, and cancer metastasis. During 1995, the Company continued its program to screen compounds that could potentially become lead candidates for possible new drugs. In 1995, the Company also augmented its SMDD technology through the addition of x-ray crystallography to complement its existing NMR imaging capabilities. This has increased the ability of the SMDD group to determine protein structures as an aid to its medicinal chemistry research, in addition to relying on "smart screening" techniques to discover possible new drug candidates. Several potential leads have been identified, and preclinical research is in progress.

     During 1992, the Company entered into two agreements with Wyeth-Ayerst relating to SMDD. The first agreement centers on the discovery of novel target areas for developing new small molecule based drugs. This agreement provided Wyeth-Ayerst with the option to enter into a collaboration agreement for each selected target area. Pursuant to this option agreement, the Company signed a second agreement with Wyeth-Ayerst to collaborate in the target area of cellular adhesion. The option agreement expired at the end of fiscal 1993, and collaborative funding ended as scheduled in mid-1995. Wyeth-Ayerst retains co-development rights for lead compounds discovered during this collaboration.

          Genomics Initiative
          -------------------

     The Company made progress in 1995 in refining gene-based techniques to discover novel human genes that code for secreted proteins, receptors and ligands. These techniques may allow the Company to rapidly discover new genes and proteins, and facilitate evaluation of their functions and therapeutic potential.

      In November 1994, the Company entered into a collaboration agreement with Affymetrix, Inc. to develop new technology to help in understanding the function of human genes. The technology is based on the use of the Affymetrix GeneChip[TRADEMARK] to answer questions about where and when large numbers of genes are expressed in normal and diseased tissues. Prototype chips were developed and proof-of-concept experiments were performed in 1995. The Company believes that this technology will accelerate the discovery of gene function, thereby speeding the move to preclinical evaluation of novel protein-based therapeutics. In 1995, the Company entered into an expanded supply agreement with Affymetrix allowing the Company to apply the GeneChip[TRADEMARK] technology to a substantially larger numbers of genes.

     Licensed Products
     -----------------

          Recombinant Human Antihemophilic Factor ("rhAHF")
          -------------------------------------------------

     Recombinant human antihemophilic factor ("rhAHF", or "recombinant human Factor VIII") is a manufactured version of a naturally occurring protein that helps regulate activation of the body's coagulation pathway -- the system that controls the formation of blood clots and prevents bleeding. Hemophilia A, a condition affecting approximately one in 10,000 men (or approximately 20,000 persons in the U.S.) is caused by deficient levels of Factor VIII. Symptoms of hemophilia include uncontrolled bleeding into soft tissues, muscles and weight-bearing joints.

     Prior to the introduction of rhAHF, people with hemophilia had to rely on Factor VIII products derived from human blood to treat or prevent bleeding episodes. The supply of Factor VIII from this source is limited by blood and plasma donations. Patients who rely on this product may also risk exposure to blood-borne viruses, such as hepatitis and the AIDS virus.

     Genetics Institute's development of a genetically engineered human Factor VIII product was one of the most significant technical achievements by the biotechnology industry. Recombinant Factor VIII is one of the largest proteins ever produced using genetic engineering technology.

     In 1992, the FDA licensed the Company's concentrated rhAHF product and its licensee's (Baxter Healthcare Corporation, Hyland Division ("Baxter")) finished product, Recombinate[TRADEMARK] Antihemophilic Factor (Recombinant), for the treatment of hemophilia A. Recombinate[TRADEMARK] Antihemophilic Factor (Recombinant) brand Factor VIII is currently marketed in the U.S. and Europe by Baxter, under the terms of a worldwide license, and by Centeon L.L.C. ("Centeon"), a Baxter distributor, under a separate brand name. Applications for regulatory approval have been filed by Baxter in Japan and other countries throughout the world.

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

     Baxter is the Company's worldwide exclusive licensee of concentrated rhAHF. The Company has retained substantial worldwide manufacturing rights and will supply product concentrate to Baxter. Baxter further processes the concentrated rhAHF and sells finished product. Genetics Institute has the right to manufacture fifty percent of Baxter's requirements until December 2002, and thirty percent of Baxter's requirements until December 2009. Currently, the Company manufactures one hundred percent of Baxter's requirements for product concentrate. Baxter is developing its own capacity to manufacture product concentrate, and the Company expects Baxter to begin supplying a portion of its worldwide commercial requirements beginning in 1997 or 1998. The Company earns manufacturing revenue on the supply of concentrated rhAHF material, and a royalty on Baxter's sales of finished rhAHF product. While the Company expects Baxter to continue to purchase most or all of the Company's rhAHF production due to increasing market demand, the Company cannot provide any assurance that such demand will increase or that Baxter's own production capacity will not eventually reduce the Company's rhAHF sales to Baxter.

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

     Genetics Institute's rhEPO products are being sold in Japan, Europe and certain other countries outside the United States by its licensees, Chugai Pharmaceutical Co., Ltd. ("Chugai") and Boehringer Mannheim GmbH ("Boehringer Mannheim"), respectively. Due to patents and Orphan Drug protection held by Amgen Inc. ("Amgen") in the United States, the Company and its licensees do not manufacture or sell rhEPO products in the United States. Chugai has a royalty-bearing license from the Company to manufacture and market rhEPO in Japan, Canada and Mexico. The Company has granted Boehringer Mannheim a royalty-bearing license to manufacture and market rhEPO in Europe, South and Latin America, Africa, the Middle East, and numerous countries in the Asia-Pacific region, including, Australia, China, India, Korea, and Taiwan. The Company receives royalties based on licensee sales of rhEPO in these territories.

     EPO patent proceedings are pending in Europe on a country-by-country basis and in the European Patent Office; and, absent settlement, are expected to continue for a number of years. Injunctive relief sought by Ortho or its affiliates could at any time result in a loss of royalties in the country or countries where issued. Royalties in fiscal 1995 totalled approximately $12.9 million for rhEPO sales by Boehringher Mannheim, and, absent an adverse legal outcome, have the potential to increase in 1996. See ITEM 3. LEGAL PROCEEDINGS at page 27, and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS at page 33.

          Recombinant Novel Plasminogen Activator ("rNPA")
          ------------------------------------------------

     Recombinant novel plasminogen activator ("rNPA") is a form of thrombolytic (clot- dissolving) agent which may be useful in the treatment of heart attacks and other conditions which may benefit from the dissolution of blood clots.

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

     rNPA may have improved qualities over existing thrombolytic therapy. Preclinical data and early clinical data suggest that rNPA's period of activity in the body (its "half-life") is approximately ten times that of tPA. As a result, unlike tPA, an existing thrombolytic agent which is administered by injection and infusion over more than one hour, rNPA is being developed and tested for administration as a single bolus injection. If the clinical tests are successful, rNPA could potentially be administered earlier and more easily than tPA.

     In 1988, Genetics Institute granted Suntory, Ltd. of Japan a license to develop and commercialize rNPA in Japan, South Korea, China, and Taiwan. rNPA is being evaluated in phase III clinical studies in Japan for its utility in dissolving blood clots.

     In 1994, the United States Court of Appeals for the Federal Circuit held that rNPA does not infringe any of Genentech, Inc.'s United States patents covering purified human tPA and recombinant tPA. In May 1995, the Company entered into an agreement with Bristol-Myers Squibb Company to develop and commercialize rNPA in all countries outside Suntory's territory. In December 1995, Bristol-Myers Squibb filed an IND to commence phase II studies of rNPA in the United States, and is preparing to commence phase II studies in Europe.

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

     The Company developed rhGM-CSF under a research agreement with Sandoz, Ltd. ("Sandoz") and assigned its rhGM-CSF patent rights to Sandoz in return for royalties on product sales. Schering-Plough also independently developed a rhGM-CSF product. In 1988, Sandoz entered into an agreement with Schering-Plough concerning worldwide co-development and co-promotion of rhGM-CSF. Sandoz and Schering-Plough sell rhGM-CSF in Europe and certain other countries outside the United States. As a result of the Sandoz and Schering-Plough agreement, the Company receives royalties under Sandoz rhGM-CSF patent rights on the combined worldwide sales of rhGM-CSF by Sandoz and Schering-Plough at the same royalty rate due under the Company's agreement with Sandoz.

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

     The Company licensed to Sandoz the exclusive worldwide right under the Company's patents and know-how to develop, manufacture and market rhIL-3 and rhIL-6 and is entitled to receive royalties on commercial sales of both products. The Company cannot provide any assurance as to whether such products will ultimately be developed and approved for sale.

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

     Generally, upon the completion of the Company's research and development efforts, the licensee agrees to use its best or commercially reasonable diligent efforts, subject to certain conditions, to conduct clinical testing and obtain regulatory approvals, to market and, in some cases, manufacture the developed product. Under most of the agreements, the licensee acquires the exclusive right to exploit the developed technology in specified geographic territories for specified products or within specified fields of use, and the Company retains the right to use such technology for other products or outside such fields of use or such territories. The Company is generally entitled to receive royalties based on sales of products derived from the technology developed by the Company. Royalty rates for patented products in some cases are higher than those for unpatented products, and royalty periods for patented products sometimes extend for longer periods of time. The Company has retained the right, subject to certain conditions, to manufacture commercial quantities of products for certain of its licensees, including Baxter (relating to rhAHF), Schering-Plough (relating to rhIL-11), the GPDC (relating to bone morphogenetic proteins), SDG (relating to rhBMP-2), the GYJ (relating to rhIL-11 and rhIL-12), Wyeth-Ayerst (relating to rhIL-11), and IL-12 Partners (relating to rhIL-12).

     The Company's licensees that have contributed 10% or more of the Company's revenues during one or more of the past three years are Baxter, AHP, Chugai, and Yamanouchi. Baxter provided approximately 44%, 38% and 55% of the Company's revenues in fiscal 1993, 1994 and 1995, respectively. Chugai provided approximately 16%, 17% and 18% of the Company's revenues in fiscal 1993, 1994 and 1995, respectively. AHP provided 12% and 22% of the Company's revenue in fiscal 1993 and 1994 respectively. Yamanouchi provided approximately 13% and 10% of the Company's revenues in fiscal 1993 and 1994, respectively. Chugai and AHP are stockholders of the Company.

     The Company's research and development expenses were $99.0 million, $108.2 million and $122.4 million in fiscal 1993, 1994 and 1995 respectively. Under collaborative research and development agreements with corporate sponsors and development partners, the Company recognized $34.3 million, $44.8 million and $32.8 million of collaborative research and development revenue in fiscal 1993, 1994, and 1995, respectively.

     SciGenics
     ---------

     In October 1995, the Company completed, through a wholly-owned subsidiary, a $14.00 per share, all cash tender offer (the "Offer") for the outstanding shares of callable common stock of SciGenics, Inc. ("SciGenics"). Approximately
1.4 million shares were tendered and accepted for payment, which resulted in total ownership by the Company and its affiliates of approximately 66.7% of the outstanding callable common stock of SciGenics. The offer was made pursuant to a previously announced agreement entered into by the Company and SciGenics on September 7, 1995. Pursuant to the agreement, effective December 6, 1995, SciGenics was merged with and into a wholly-owned subsidiary of the Company, and each outstanding share of callable common stock of SciGenics not held by the Company or its affiliates was converted into the right to receive $14.00 per share in cash and SciGenics became a wholly-owned subsidiary of the Company.

     SciGenics was incorporated in 1991 to engage in the clinical evaluation and continued development of rhM-CSF in North America and early stage research and development of EGRP factors worldwide. See "rhM-CSF" and "Soft Tissue Repair and Organ Regeneration" above for more information on these two former SciGenics programs.

     Patents and Proprietary Rights
     ------------------------------

     Patents, trade secrets and other proprietary rights are very important to the business of the Company. As of February 1, 1996, 99 United States patents and a total of 226 patents worldwide have been issued to the Company. A number of other patents and patent applications have been licensed exclusively, semi-exclusively or nonexclusively to the Company for one or more fields of use. There can be no assurance as to how many patents will issue to the Company or whether any issued patents will provide the Company and its licensees with significant protection against competitors.

     United States Patent and Trademark Office interference proceedings have been declared or are likely with respect to a number of the Company's United States patents and patent applications, and the costs of such proceedings may be significant.

     Due to unresolved issues regarding the scope of protection provided by such patents, as well as the possibility of patents being granted to others, there can be no assurance that the patents owned or licensed to the Company and its licensees will provide substantial protection or commercial benefit. The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities and the lack of significant legal precedent involving biotechnology inventions make it difficult to predict accurately the breadth or degree of protection that patents will afford the Company's or its licensees' biotechnology products or their underlying technology. It is also difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if such patents are granted, to predict the nature and scope of the claims of such patents or the extent to which they may be enforceable.

     Under United States law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, there can be no assurance that the Company's patents will afford legal protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others or that others will not obtain patents that the Company would need to license or design around.

     Trade secrets and confidential information are likely to be important to the Company's commercial success. Although the Company seeks to protect significant trade secrets and confidential information, there can be no assurance that others will not either develop independently the same or similar trade secrets or confidential information or obtain access to such trade secrets or confidential information. Furthermore, there can be no assurance others have not obtained or will not obtain patent protection that will preclude the Company or its licensees from using their trade secrets or confidential information.

     Most countries limit the enforceability of patents against government agencies or government contractors. Generally, the patent owner may be limited to monetary relief and may be unable to enjoin infringement. This can be of particular importance in countries where an infringer is a governmental agency. The inability to enjoin such infringement and the necessity of relying exclusively on monetary compensation could materially diminish the value of a particular patent. Furthermore, many countries (including European countries) have compulsory licensing laws under which third parties may compel the grant of non-exclusive licenses under certain circumstances (for example, failure to "work" the invention in the country, patenting of improvements by a third party or failure to supply a product related to health and safety). As a result, the Company could be forced to grant a license it would not have otherwise granted.

     The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. Competitors have filed applications for, or have been issued, patents and may obtain additional patents relating to products or processes which are similar to or improve upon many of the products or processes being developed by the Company. The Company is unable to predict how the United States Patent and Trademark Office, similar foreign authorities, or the courts will resolve issues relating to the validity and scope of such patents.

     Companies that have or obtain patents relating to the Company's products or processes could bring, and, in some cases, have brought, legal actions against the Company or its licensees claiming damages and seeking to enjoin them from manufacturing, marketing or clinically testing the affected product. The costs of such litigation are significant. If any such action were successful, in addition to any potential liability for damages, in the case of an action against the Company, or a reduction in royalties, in the case of an action against a licensee, the Company or its licensees would be required to obtain a license in order to continue to manufacture or market the affected product. No assurance can be given that the Company or its licensees would be able to prevail in any such action or could obtain on acceptable terms any license required under any such patent. See ITEM 3. "LEGAL PROCEEDINGS" at page 27.

     From time to time the Company becomes aware that others, including various competitors, educational institutions and governmental organizations have intellectual property, particularly patents and pending patent applications, in the United States and other countries potentially useful or necessary to the Company's and its licensees' businesses. Some of these patents and applications claim only specific products or methods of making such products, while others claim more general processes or techniques. There may be similar third-party intellectual property important to the business of the Company or its licensees of which the Company is not currently aware. It is likely that in the future others will obtain patents or develop proprietary rights that might be necessary or useful for the manufacture, use or sale of some products by the Company or its licensees. Certain of these patents or rights may be sufficiently broad to prevent or delay the Company or its licensees from practicing necessary technology, including the manufacture and/or marketing of products important to the Company's current and future business. The scope, validity and enforceability of such patents, if granted, the extent to which the Company or its licensees may wish or need to obtain licenses thereunder and the cost and availability of such licenses are not susceptible to accurate prediction and may be on terms which adversely affect the Company's operating results. If the Company or its licensees do not obtain such licenses, products may be withdrawn from the market, or delays could be encountered in market introduction while an attempt is made to design around such patents. Alternatively, the Company or its licensees could find that the development, manufacture or sale of such products is foreclosed. The Company or its licensees could incur substantial costs in challenging the validity or scope of such patents.

     If the Company's licensees are required to pay royalties or make similar payments to a third party in order to obtain licenses which are required to market and sell the products licensed by the Company to such licensees, such licensees are in some cases entitled to deduct a portion of such payments from royalties otherwise payable to the Company. In a few cases, the Company is required to contribute to certain costs or liabilities incurred by licensees as the result of any patent infringement or similar claim asserted by a third party with respect to technology or products licensed by the Company.

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

     Manufacturing
     -------------

     Proteins produced by recombinant DNA technology are manufactured by growing large quantities of genetically engineered cells, purifying the desired protein from the cells or culture medium and characterizing in detail the protein's chemical and biological properties. Development groups within the Company have expertise in engineering bacterial (e.g., E. coli) and mammalian cells (e.g. chinese hamster ovary cells) to produce recombinant proteins and in characterizing the resulting products. The optimal cell type for the production of a particular protein product depends on the individual properties of that protein and the quantities required for commercial use. The achievement and maintenance of an optimal environment for the production of a protein becomes more difficult as the scale of production increases and may require extensive development efforts and expenditures.

     The Company owns and operates a 220,000 square foot product development and manufacturing facility in Andover, Massachusetts. The manufacturing portion of this facility contains four independent production suites. Two of the four suites are currently licensed by the FDA for the commercial production of rhAHF. A fifth suite is currently under construction within the Andover facility. The Company also has a production suite at its facilities in Cambridge, Massachusetts. These facilities are designed to be adequate to address clinical and commercial-scale production requirements of the Company and its licensees, as applicable, for the next several years.

     The Company presently does not have its own fill and finish capabilities for producing and labelling final drug products from bulk drug substance or bulk proteins. The Company has agreements with its licensees, such as Baxter with respect to rhAHF, to perform such services, and contracts with suppliers to perform fill and finish services for its own proprietary products currently in clinical development. In 1995, the Company relied substantially on an unaffiliated third party and Wyeth-Ayerst for the fill and finish of products used in clinical testing.

     Currently, 100% of the Company's product sales are dependent upon the manufacture of rhAHF concentrate. Raw materials used in the manufacture of rhAHF and other products in development are supplied by vendors qualified by the Company and conform to specifications set by the Company that meet regulatory requirements. In the event a qualified vendor cannot provide sufficient raw materials to meet such requirements, no assurance can be given that an alternate vendor can be qualified by the Company, and make up any shortfall of raw materials in a timely fashion.

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

     The steps required before a new human pharmaceutical product or device can be marketed in the United States typically include preclinical testing, filing an Investigational New Drug ("IND") application or an Investigational Device Exemption ("IDE"), conducting clinical trials and filing with and approval by the FDA of a marketing application, either a New Drug Application for drugs, a Product License Application for biologics or a Premarket Approval Application for devices. Preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the investigational product's efficacy and to identify significant or potential safety concerns. The results of these studies are submitted to the FDA for review as part of the IND or IDE application before a company can commence testing in humans.

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

     Phase II clinical trials generally involve studies in a limited patient population to provide preliminary evidence of efficacy of the product for specific targeted indications and to determine optimal dosage. Phase II studies generally do not involve enough patients to demonstrate efficacy in support of regulatory approval, and the Company cautions investors that positive phase II results alone do not assure that a product candidate will ultimately demonstrate efficacy in larger-scale phase III or pivotal trials, to the extent such studies are required. Phase III or pivotal clinical trials are generally required to further evaluate clinical efficacy, to test for safety within an expanded patient population and to support registration of the product.

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

     In addition to product licensing or product marketing approval, companies producing biological products have been required to obtain establishment licenses from the FDA covering the company's manufacturing facilities before a biological product manufactured by the company can be marketed in the United States. Prior to granting such a license, the FDA will review the company's manufacturing procedures and inspect its facilities and equipment for compliance with applicable rules and regulations. Since any establishment license which may be granted by the FDA is both site and process specific, any enhancement or material change by a company in its manufacturing process, equipment or location may require additional FDA review and approval. In 1992, the Company received an Establishment License from the FDA for the manufacture of concentrated rhAHF for sale to Baxter which will further process and resell the rhAHF.

     Changing Health Care Market. The debate regarding health care reform and the changing health care market has raised the level of risk associated with biopharmaceutical development. The Company cannot predict with certainty what impact health care reform, managed care or the continuing competitive pricing pressures in the pharmaceutical markets, particularly from large buyers, managed care organizations and government purchasers, might have on the Company's products.

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

     Genetics Institute is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Resource Conservation and Recovery Act, national restrictions on technology transfer, federal regulations on the protection of human subjects in clinical studies, the protection of animal welfare in preclinical studies, import, export and customs regulations and other present or possible future local, state or federal regulation. From time to time Congressional Committees and federal agencies have indicated an interest in implementing further regulation of biotechnology and its applications.

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

     Foreign Regulatory Approval. Whether or not FDA approval has been obtained, approval of a pharmaceutical product and/or its manufacturing process by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are now procedures for unified filing in Western Europe for the fifteen members of the European Union, many member countries require pricing reviews and approvals prior to marketing.

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

     Amgen and its licensees are marketing rhEPO throughout the world. Miles Laboratories, Inc. (a subsidiary of Bayer AG), has developed a recombinant antihemophilic factor which competes directly with the Company and Baxter's jointly-developed rhAHF product in the United States and certain other countries. rhAHF also competes throughout the world with plasma- derived Factor VIII, which is marketed worldwide by several major healthcare companies, including, among others, Baxter, Centeon L.L.C., Pharmacia A.B., Alpha Therapeutics, Inc. and its parent The Green Cross Corporation, Immuno A.G., the American Red Cross and similar Red Cross organizations. Centeon is a recently-formed joint venture of Armour Pharmaceutical Company, a subsidiary of Rhone-Poulenc Rorer, Inc., and the protein plasma division of Behringwerke GmbH. There is also potential for competition from second generation recombinant Factor VIII molecules. Pharmacia A.B. is conducting clinical trials with a second generation molecule and the Company has also discovered a second generation molecule which it may consider for development. The Company believes that its patent rights in second generation recombinant Factor VIII molecules will protect against competition from Pharmacia A.B. However, no assurance can be given as to the strength and breadth of such patent rights.

     In connection with a settlement of Factor VIII patent litigation in 1993, Baxter agreed to sell limited annual quantities of rhAHF to Rhone-Poulenc Rorer, Inc. ("RPR") (now Centeon) as a separately branded distributor. RPR (now Centeon) has obtained regulatory approvals in the United States and abroad, and competes with Baxter. The Company may earn additional manufacturing revenue if Centeon purchases rhAHF from Baxter. However, Centeon's sales of rhAHF may reduce the manufacturing profit or royalties received from sales of rhAHF by Baxter.

     Significant potential competition exists with respect to the Company's Principal Product Candidates: rFIX, rhIL-11, rhBMP-2, and rhIL-12. Plasma-derived Factor IX is currently marketed and sold worldwide by, among others, Centeon L.L.C., Pharmacia A.B., Alpha Therapeutics, Inc. and its parent the Green Cross Corporation, Red Cross organizations, Bayer AG, and Immuno AG, and is expected to compete with rFIX. Pharmaceutical Proteins Ltd. is developing a recombinant Factor IX product which it produces in transgenic sheep.

     Centeon (through Armour Pharmaceutical Company) has Orphan Drug exclusivity under a U.S. Food and Drug Administration ("FDA") orphan drug designation in the United States for a plasma-derived Factor IX product approved in 1992; that designation expires in August 1999. Armour obtained FDA approval and Orphan Drug exclusivity in 1992 as a result of its product's improved safety profile at that time despite the prior grant of Orphan Drug exclusivity to Alpha Therapeutics for another plasma-derived Factor IX product in 1990. The Company believes that FDA approval of its rFIX product will not be affected by Centeon's orphan drug exclusivity because, among other reasons, rFIX, which is not plasma-derived, eliminates the theoretical risk of viral contamination associated with plasma-derived products, and, like Armour's product in 1992, represents a significant improvement over current plasma-derived Factor IX products. The Company is unable, however, to provide any assurances that approval of rFIX will not be delayed as a result of prior Orphan Drug designations.

     Immunex Corporation is developing PIXY321, which is in phase III clinical trials as an agent to restore platelets. If successful, it could compete with Neumega[TRADEMARK] rhIL-11. Genentech, Inc. and Amgen Inc. are each testing forms of TPO in early stage clinical trials to determine if it has potential as a platelet restoration agent, and Sandoz is testing both rhIL-3 and rhIL-6 in
the clinic in   that indication as well. The Company believes that
Neumega[TRADEMARK] rhIL-11 has the potential to compete favorably with each of these molecules; however, without final clinical data and regulatory approval, it is not possible to provide any assurances as to the relative labelling and efficacy of these various product candidates.

     Creative BioMolecules, Inc. and Stryker Corporation are developing a bone morphogenetic protein which could potentially compete with rhBMP-2. Other companies are developing bovine-derived bone growth factors, as well as other growth factors for the repair of bone and cartilage tissue.

     Roche, with whom the Company has a cross-license with respect to rhIL-12, is actively developing a competing rhIL-12 product.

     Competitors have also commenced clinical trials on, filed for marketing approval for, or received marketing approval for products that will compete with rNPA, rhGM-CSF, rhIL-3, and rhIL-6.

     The field of biotechnology is expected to continue to undergo rapid and significant technological change and to involve significant competition. One example is the emerging field of gene therapy in which the gene for a protein is inserted in the patient to enable the patient to manufacture the protein that he or she lacks. In the future, gene therapy could reduce the demand for rhAHF or rFIX, and other protein therapeutics. As a result, the Company has entered into research collaborations with gene therapy companies with respect to the rhAHF and rFIX genes, and is evaluating the desirability of entering into similar collaborations with respect to its other proprietary genes.

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

     Sales and Marketing
     -------------------

     The Company has relied on its licensees for sales and marketing of its Licensed Products. The Company plans to use a direct field force for its Principal Product Candidates in North America except in markets in which it can gain advantage through specialized distributors and licensees. Outside North America, for the foreseeable future, the Company will continue to utilize distributors, licensees and joint ventures where needed to maximize the successful development and commercialization of each product.

     As the Company's Principal Product Candidates approach market approval, significant additional expenditures, management time and resources will be required to put in place an infrastructure for commercialization. While management believes it has the necessary experience and resources needed to build or contract for a sales, marketing and product distribution infrastructure, there can be no assurance that the Company will be successful in gaining market acceptance for its products.

     Human Resources
     ---------------

     As of December 31, 1995, the Company had 983 full-time regular employees, of which 795 were engaged in research, product development, manufacturing, clinical development and regulatory affairs, 108 in operations support and 80 in general administration. Of the Company's employees, 176 have Ph.D. or M.D. degrees and another 138 hold other advanced degrees.

     None of the Company's employees is covered by a collective bargaining agreement. Genetics Institute considers its relations with its employees to be excellent.

     The Company's ability to maintain its competitive position will depend, in part, upon its continued ability to attract and retain qualified scientific and managerial personnel, and certain key employees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.

ITEM 2. Properties.
------  ----------

     The Company's executive, administrative and research offices as well as a small-scale production facility and research and development laboratories, all comprising approximately 220,000 square feet, are located in four buildings in Cambridge, Massachusetts. The Company owns one building, and leases the remaining three buildings. The lease terms for the Company's two principal Cambridge facilities extend through 1999 and 2009, respectively. In addition, the Company leases approximately 6,000 square feet of office space in Tokyo, Japan, and Paris, France.

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

ITEM 3. Legal Proceedings.
------  -----------------

     The Company is involved in various legal proceedings including patent litigation of a nature considered normal to its business.

     Patent infringement proceedings are pending in Europe between Boehringer Mannheim, the Company's licensee, and Ortho and certain Ortho affiliates seeking injunctive relief and damages for infringement of their respective EPO patent rights.

     The patents which are at issue in these suits have also been the subject of European Patent Office proceedings. In June 1994, a claim in the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the European Patent Office. This decision has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals of the European Patent Office relating to oppositions to Kirin-Amgen's European recombinant EPO patent. The Board ruled that a modified version of certain of Kirin-Amgen's original claims in the patent filing was valid. However, it is uncertain whether Kirin-Amgen's claims cover the making, using or selling of Boehringer Mannheim's recombinant EPO.

     The Company can provide no assurance as to the outcome of these European proceedings. If as a result of these proceedings Boehringer Mannheim is forced to withdraw from any or all markets, the Company's future royalty income from Boehringer Mannheim, which totaled $12.9 million in fiscal 1995, and which, absent an adverse outcome, is expected to increase in 1996, could be reduced or eliminated.

     In January 1996, the United States Patent and Trademark Office issued an order to show cause why it should not rule in a patent interference proceeding that the patents owned by Stryker Corporation purporting to cover rhBMP-2 do not interfere with the Company's rhBMP-2 patent estate, and that the Stryker Corporation patents are not invalid in view of certain prior art publications. The Company believes the decision is incorrect and plans to respond and appeal, as appropriate. Because the Company's discovery of rhBMP-2 and its related rhBMP-2 patent filings substantially pre-date the Stryker Corporation patent filings, the Company believes that it is unlikely that rhBMP-2 products can be validly covered by Stryker Corporation patents. However, the Company can provide no assurance as to the outcome of any future legal proceeding.

     In August 1992 and November 1994, respectively, the Company was issued U.S. patents covering rhBMP-7 currently in development by Stryker Corporation and Creative BioMolecules, Inc. under the name OP-1. Stryker Corporation also has pending patent applications directed to rhBMP-7 which may become the subject of a future patent interference proceeding with the Company's issued rhBMP-7 patents. The Company can provide no assurance as to the outcome of any future interference or other legal proceeding with respect to these patents and patent applications.

     In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position but could be material to the Company's future results of operations.

ITEM 4.   Submission of Matters to Vote of Security Holders.
          -------------------------------------------------

     Not applicable

     Executive Officers of the Registrant
     ------------------------------------

     The following table sets forth the names and ages of, and the positions and offices with the Company as of February 1, 1996 held by, all executive officers of the Company under Section 16 of the Securities and Exchange Act:


        Name                Age               Position
--------------------------------------------------------------------------------
Gabriel Schmergel           55          President; Chief Executive  Officer;
                                        Director

Patrick Gage, Ph.D.         53          Chief Operating Officer

Garen G. Bohlin             48          Executive Vice President;
                                        Chief Financial Officer

Tuan Ha-Ngoc                43          Executive Vice President

Steven C. Clark, Ph.D.      46          Senior Vice President-Discovery
                                        Research

Lawrence V. Stein           45          Senior Vice President, General
                                        Counsel and Secretary

Joseph Grimm                44          Vice President-Finance

Jack Morgan                 44          Vice President-Corporate
                                        Development

John Ryan, M.D., Ph.D.      52          Vice President - Clinical Development

Business Experience
-------------------

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

     Dr. Ryan joined the Company as Vice President, Clinical Development in February 1995. Prior to joining the Company he spent five years at Merck & Co. as Executive Director of Infectious Disease, and from 1977 to 1989 he was a professor in the Department of Internal Medicine at Yale University School of Medicine.

     Directors of the Registrant
     ---------------------------

     Name                               Title
--------------------------------------------------------------------------------

Benno C. Schmidt                 Chairman of the Board
                                 Genetics Institute, Inc.
                                 Senior Partner
                                 J. H. Whitney Company


Gabriel Schmergel                President and Chief Executive Officer
                                 Genetics Institute, Inc.

James Andress                    Former President and Chief Executive
                                 Officer of Information Resources Inc.

J. Richard Crout, M.D.           President
                                 Crout Consulting

Anthony B. Evnin                 General Partner
                                 Venrock Associates


Fred Hassan                      Executive Vice President
                                 American Home Products Corporation

Robert I. Levy, M.D.             President
                                 Wyeth-Ayerst Research

Thomas P. Maniatis, Ph.D.        Professor of Molecular and Cellular Biology
                                 Harvard University,
                                 scientific founder of Genetics Institute, Inc.


                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

STOCK PROFILE

Genetics Institute's Common Stock (now represented by Depositary Shares) and
Warrants are traded on the National Market System of NASDAQ under the symbols
GENIZ and GENIW, respectively. At January 31, 1996, shareholders of record of the Company's Depositary Shares totaled approximately 1,600. The Company has not paid cash dividends on its Common Stock since its inception. The following table sets forth the high and low sale prices per share of the Common Stock on the NASDAQ National Market System since January 1, 1994.

PRICE RANGE OF COMMON STOCK

         Fiscal 1995                 High          Low
--------------------------------------------------------------------------------

         First Quarter               38            31 1/4

         Second Quarter              37 3/4        33 3/4

         Third Quarter               39 3/4        33 1/2

         Fourth Quarter              57 1/2        36 1/4
--------------------------------------------------------------------------------

         Fiscal 1994                 High          Low
--------------------------------------------------------------------------------
         First Quarter               49 3/4        42

         Second Quarter              46 3/4        39 1/2

         Third Quarter               45 1/2        37 1/4

         Fourth Quarter              45 1/2        34 1/2
--------------------------------------------------------------------------------

ITEM 6. Selected Financial Data
-------------------------------

                                         Years Ended December 31,       Years Ended November 30,
                                         ------------------------   --------------------------------
(In thousands except per share data)         1995        1994         1993        1992        1991
                                           --------    --------     --------    --------    --------

STATEMENT OF OPERATIONS DATA
Revenue                                    $172,055    $130,880     $102,041    $ 87,744    $ 82,551
Investment income                            16,223      14,084       20,852      17,053       5,122
Research and development expense            122,404     108,161       99,002      89,571      69,930
Special items (1)                            24,857        --           --        31,995        --
Net loss (1)                                (22,488)    (18,875)     (16,895)    (36,957)    (10,748)
Net loss per common share (1)                  (.84)       (.71)        (.81)      (1.80)      (1.05)
Dividends per common share                     --          --           --          --          --

(1) Special items in 1995 includes a charge of $24,857 relating to the acquisition of SciGenics, Inc.
Excluding this item, 1995 net income was $2,369, or $.09 per share. Special items in fiscal 1992 include a charge of $30,000 in AHP Transaction-related expenses and a charge of $1,995 to recognize a loss on the sale of a partnership interest.

BALANCE SHEET DATA
Cash and marketable securities             $250,834    $269,763      $291,484    $354,226    $ 71,432
Total assets                                433,811     421,593       440,737     460,549     192,277
Shareholders' equity                        390,115     389,004       413,695     427,285     164,332

-----------------------------------------------------------------------------------------------------

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

OVERVIEW

Genetics Institute, Inc. and subsidiaries (the "Company") are principally engaged in discovering, developing and commercializing biopharmaceutical products using recombinant DNA and related technologies.

The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992 (see Note 2 of Notes to Consolidated Financial Statements). Under the terms of a call option, AHP has the right, but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $79.47 per share for the period January 1, 1996 to March 31, 1996 and increasing by approximately $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996 (the "Call Option").

RESULTS OF OPERATIONS

The Company reported a net loss of $22.5 million, or $(0.84) per share for 1995, which included a special acquisition charge of $24.9 million, or $(0.93) per share, recorded in the fourth quarter of 1995 relating to the Company's acquisition of SciGenics, Inc., as discussed below. Excluding this nonrecurring charge, the Company would have reported net income of $2.4 million, or $0.09 per share, for 1995. The Company reported a net loss of $18.9 million for fiscal 1994, an increase of $2.0 million from the loss of $16.9 million in fiscal 1993. Excluding the nonrecurring charge in 1995, the improvement in financial results for 1995 as compared with 1994 was primarily due to increases in revenues, gross margin on product sales and other income. The fiscal 1994 loss reflected the ongoing expansion of product development activities in the United States, as well as in Japan through a joint venture. The loss in fiscal 1993 was primarily due to significant expansion of both the Company's product development activities and discovery research programs.

The Company's revenues include product sales from the supply of recombinant human antihemophilic factor concentrate ("rhAHF") to Baxter Healthcare Corporation ("Baxter"), royalties on sales of products by licensees, and collaborative research and development revenue for activities conducted under agreements with the Company's joint venture partners and certain licensees. Revenues increased 31% in 1995 to $172.1 million, while revenues for 1994 increased to $130.9 million, or 28% from fiscal 1993 levels.

In 1995, product sales increased 91% to $83.2 million, due primarily to an increase in the unit volume of rhAHF shipped to Baxter. Product sales in 1994 increased 5% or $2.2 million from fiscal 1993. Product sales of $41.3 million for fiscal 1993, the Company's first fiscal year with commercial product sales, included $5.8 million of one-time manufacturing profit on shipments of rhAHF to Baxter made prior to the December 1992 commercial approval date.

Royalties increased 31% to $56.0 million in 1995 and increased 61% to $42.6 million in fiscal 1994, primarily due to increases in the unit volume of licensees' EPO sales. Royalties in 1994 included $2.2 million representing a payment of EPO royalties earned prior to 1994. Such royalties were initially withheld in escrow by the Company's licensee, Boehringer Mannheim GmbH ("Boehringer Mannheim"), to fund the Company's share of the cost of EPO patent suits filed against Ortho Pharmaceutical Co., Ltd. and its affiliates ("Ortho") in Europe as discussed in "Legal Proceedings" and "Financial Outlook" below. In addition, significant increases in the volume of Baxter's sales of Recombinate[TRADEMARK] Antihemophilic Factor (Recombinant) also contributed to the increases in royalty revenue in 1995 and 1994.

Collaborative research and development revenues decreased 27% to $32.8 million in 1995 and increased 31% to $44.8 million in 1994, principally due to $20.0 million in initial milestone and signature payments recognized in fiscal 1994 in connection with a joint venture formed by the Company and AHP to develop and commercialize recombinant human interleukin-twelve ("rhIL- 12"), an immune system modulator, worldwide (except Japan). In addition, a collaboration with AHP in the area of cellular adhesion discovery research ended as scheduled during the second quarter of 1995. Collaborative research and development revenues include $9.5 million, $28.9 million and $11.8 million for fiscal years 1995, 1994 and 1993, respectively, relating to collaborations with AHP. The Company also recorded $12.5 million of collaborative research and development revenue in 1995 in connection with an agreement with Sofamor Danek Group,

Inc. to commercialize recombinant bone morphogenetic protein-two (rhBMP-2) in North America for use in certain surgical procedures involving the spine.

Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from licensees. Such third party royalties totaled $6.5, $3.8 million and $1.6 million in fiscal 1995, 1994 and 1993, respectively. Cost of sales excluding such third party royalties, as a percentage of product sales (and also excluding the $5.8 million of one-time manufacturing profit recognized in fiscal 1993 as discussed above) was 38%, 56% and 58% for fiscal 1995, 1994 and 1993, respectively. The significant percentage decrease in fiscal 1995 and the decrease in 1994 were both primarily due to lower unit manufacturing costs.

Research and development expense increased 13% to $122.4 million in 1995, primarily due to increases in facilities and clinical studies costs. Research and development expense increased 9% to $108.2 million in fiscal 1994. This increase was primarily attributable to higher staffing levels in the research and product development areas of the Company and expansion of clinical development activities and outside research collaborations.

General and administrative expenses increased 8% to $20.3 million in 1995, due, in part, to an increase in market development activities. General and administrative expenses decreased 10% in fiscal 1994, primarily due to a decrease in litigation-related costs from fiscal 1993.

As noted above, in connection with its acquisition of SciGenics, Inc. ("SciGenics"), the Company recorded a nonrecurring charge of $24.9 million in the fourth quarter of 1995, primarily for the portion of the SciGenics acquisition price allocated to acquired research and development. The acquisition was made pursuant to the terms of a cash tender offer in which the Company acquired approximately 67% of the callable common stock of SciGenics on October 12, 1995 at $14.00 per share. The remaining equity interest in SciGenics was acquired by the Company on December 6, 1995, upon the merger of a wholly-owned subsidiary of the Company into SciGenics, with SciGenics being the surviving corporation. As a result of the merger, SciGenics has become a wholly-owned subsidiary of Genetics Institute. In the merger, each outstanding publicly held share of callable common stock of SciGenics not held by the Company was converted into the right to receive $14.00 in cash. As of December 31, 1995, SciGenics shareholders holding 543,908 shares indicated their intention to demand an appraisal of the fair value of their shares under Delaware law. The Company accrued merger consideration of $14.00 per share, or $7.6 million, for the shares held for appraisal, for a total purchase price of $29.3 million for the 2,090,909 shares acquired. Subsequent to December 31, 1995, shareholders holding 255,908 shares have indicated their intention to withdraw from the appraisal process and to receive payment of merger consideration of $14.00 per share in cash, or $3.6 million. While the Company believes the amount of merger consideration to be fair, the Company can provide no assurance as to the outcome of an appraisal proceeding.

Investment income increased 15% to $16.2 million in 1995 as the impact of higher interest rates and a lower net realized loss recorded on sales of marketable securities more than offset a lower average balance of cash and marketable securities. Investment income decreased 32% in fiscal

1994 primarily due to a lower average balance of cash and marketable securities and a net realized loss recorded on sales of marketable securities in fiscal 1994 as compared with a net realized gain in fiscal 1993.

Losses of affiliates, net, of $0.5 million and $5.3 million were recorded in 1995 and 1994, respectively, and $3.3 million of income of affiliates, net, was recorded in fiscal 1993. Certain of the Company's product development activities in Japan are being conducted through GI-Yamanouchi, Inc. (the "GYJ"), a joint venture with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). In the second quarter of 1995, the GYJ assigned its rights to the development and commercialization of rhBMP-2 in Japan to Yamanouchi, effective January 1, 1995, in return for an initial payment and a future benchmark payment, as well as increases in the bulk product supply price and royalty rate to be paid to the Company by Yamanouchi upon product commercialization. The Company recognized income of affiliates of $7.3 million in connection with this transaction. Excluding this transaction, the increase in loss of affiliates, net, for 1995 was primarily due to expansion of rhIL-11 and rhIL-12 product development activities in Japan by the GYJ and expansion of rhIL-12 product development activities that are being conducted through IL-12 Partners, a joint venture with AHP. In fiscal 1993 the Company recorded $5.0 million of equity income relating to distribution agreements entered into by the GI-Yamanouchi European Partnership (the "GYEP"), which was formed by the Company and Yamanouchi for the commercialization of bone morphogenetic proteins in Europe. The GYEP entered into distribution agreements with AHP and Yamanouchi in return for distribution fees and milestone payments. Excluding the $5.0 million of equity income relating to the GYEP distribution agreements, the increases in loss of affiliates, net, in fiscal 1994 and 1993 were due primarily to expansion of product development activities by the GYJ in Japan. Loss of affiliates, net includes $1.4 million and $0.2 million for fiscal 1995 and 1994, respectively, relating to the rhIL-12 collaboration with AHP.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings including patent litigation of a nature considered normal to its business.

Patent infringement proceedings are pending in Europe between Boehringer Mannheim, the Company's licensee, and Ortho and certain Ortho affiliates seeking injunctive relief and damages for infringement of their respective EPO patent rights.

The patents which are at issue in these suits have also been the subject of European Patent Office proceedings. In June 1994, a claim in the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the European Patent Office. This decision has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals of the European Patent Office relating to oppositions to Kirin-Amgen's European recombinant EPO patent. The Board ruled that a modified version of certain of Kirin-Amgen's original claims in the patent filing was valid. However, it is uncertain whether Kirin-Amgen's claims cover the making, using or selling of Boehringer Mannheim's recombinant EPO.

The Company can provide no assurance as to the outcome of these European proceedings. If as a result of these proceedings Boehringer Mannheim is forced to withdraw from any or all markets, the Company's future royalty income from Boehringer Mannheim, which totaled $12.9 million in fiscal 1995 and which, absent an adverse outcome, is expected to increase in 1996, could be reduced or eliminated.

In January 1996, the United States Patent and Trademark Office issued an order to show cause why it should not rule in a patent interference proceeding that the patents owned by Stryker Corporation purporting to cover rhBMP-2 do not interfere with the Company's rhBMP-2 patent estate, and that the Stryker Corporation patents are not invalid in view of certain prior art publications. The Company believes the decision is incorrect and plans to respond and appeal, as appropriate. Because the Company's discovery of rhBMP-2 and its related rhBMP-2 patent filings substantially pre-date the Stryker Corporation patent filings, the Company believes that it is unlikely that rhBMP-2 products can be validly covered by Stryker Corporation patents. However, the Company can provide no assurance as to the outcome of any future legal proceeding.

In August 1992 and November 1994, respectively, the Company was issued U.S. patents covering rhBMP-7 currently in development by Stryker Corporation and Creative BioMolecules, Inc. under the name OP-1. Stryker Corporation also has pending patent applications directed to rhBMP-7 which may become the subject of a future patent interference proceeding with the Company's issued rhBMP-7 patents. The Company can provide no assurance as to the outcome of any future interference or other legal proceeding with respect to these patents and patent applications.

In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position but could be material to the Company's future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities (recorded at fair market value) totaled $250.8 million at December 31, 1995, a decrease of $18.9 million from December 31, 1994. The total usage of cash and marketable securities for 1995 of $33.8 million was offset by a non-cash net unrealized gain on marketable securities of $14.9 million. For the year ended December 31, 1995, $13.4 million was used (net of $9.5 million of cash and marketable securities acquired) for the acquisition of SciGenics discussed above, capital expenditures were $26.6 million, $5.8 million was used for operating activities and $2.0 million was used for other investing activities. These cash usages in 1995 were offset by $8.0 million of cash proceeds from stock issuances and $6.0 million of cash proceeds from the sale and leaseback of equipment. Accounts receivable from

Baxter for shipments of rhAHF increased by $21.3 million over the December 31, 1994 balance due to a contractual change in the timing of payment of rhAHF product revenue to the Company by Baxter.

The Company has 2,090,909 warrants outstanding which are scheduled to expire on May 31, 1996. These warrants are exercisable for the same consideration received by shareholders in the AHP Transaction. If the amount of such consideration continues to exceed the exercise price of the warrants, their exercise would provide approximately $75 million of cash proceeds to the Company. In addition, in connection with the Company's acquisition of SciGenics discussed above, as of December 31, 1995, the Company accrued $7.6 million of merger consideration for shares held by shareholders who have exercised appraisal rights.

The Company expects that its available cash and marketable securities, together with operating revenues, investment income and lease and debt financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. Over the next several years, the Company's working capital and capital requirements will be subject to change depending upon numerous factors including the level of capital expenditures, changes in the amount of expenditures committed to self-funded research and development programs, results of research and development activities, competitive and technological developments, the levels of resources which the Company devotes to the expansion of its clinical testing, manufacturing and marketing activities and the timing and cost of obtaining required regulatory approvals for new products.

FINANCIAL OUTLOOK

The Company expects to be profitable in 1996. However, the level of the Company's profitability in 1996 and thereafter depends upon a number of factors including: the volume and cost of bulk rhAHF concentrate manufactured by the Company and sold to Baxter; the Company's ability to manufacture sufficient quantities of bulk rhAHF concentrate to meet Baxter's requirements; the volume and price of Baxter's sales of Recombinate[TRADEMARK] Antihemophilic Factor (Recombinant); licensees' sales of EPO and the impact of infringement litigation on EPO royalty income (as discussed in "Legal Proceedings" above and
as discussed further    below); the success of the Company's development
collaborations with others (including AHP) and the achievement of development benchmarks under existing collaborative arrangements; and the ability of the Company to consummate new collaborative agreements. For years after 1996, profitability will also depend on the successful completion of clinical trials, subsequent regulatory approvals for commercialization of biopharmaceuticals under development, including rFIX and Nuemega[TRADEMARK] rhIL-11, and the timing of any such regulatory approvals.

Future sales increases for Baxter's Recombinate[TRADEMARK] and licensees' EPO are primarily dependent on further penetration of existing markets, the effects of competitive products and changes in reimbursement rates or the basis of reimbursement by governmental agencies. Future sales increases for Baxter's Recombinate[TRADEMARK] may also be dependent on obtaining regulatory approvals for changes in and improvements to the Company's rhAHF manufacturing processes. Increases in licensees' sales of EPO are also dependent on product approvals in and penetration of new markets and the timing and nature of additional indications for which the product may be approved. In addition, international sales of Baxter's Recombinate[TRADEMARK] and licensees' sales of EPO will continue to be subject to changes in foreign currency exchange rates.

Adverse developments with respect to these matters could have a material adverse effect on the Company's results of operations. In addition, the Company's consolidated results of operations have fluctuated from period to period and may continue to fluctuate as a result of these factors.

In January 1996 the Company expanded and restructured its EPO license agreement with Boehringer Mannheim. Under the new agreement, Boehringer Mannheim has agreed to pay the Company license fees and benchmark payments for certain expanded territories, portions of which will be realized when Boehringer Mannheim receives approval to market EPO in the newly licensed territories. The restructuring provides Boehringer Mannheim with greater financial responsibility for and control over the prosecution and settlement of patent suits against third party infringers. In addition, Boehringer Mannheim has agreed to release from escrow approximately $8 million in royalties it previously withheld from the Company to finance such litigation expenses, and to cease to withhold any additional royalties for such purpose. The restructuring establishes a new royalty rate applicable to Boehringer Mannheim's original territories that cannot be decreased by any future EPO patent settlement or for any other reason. The transaction is expected to contribute approximately $22 million of revenue to the first quarter of 1996, relating to a combination of license fees, benchmark payments, and termination of the escrow arrangement.

Significant volatility of market valuations has been associated with the business and operations of biopharmaceutical companies. Developments involving the Company or its competitors concerning technological innovations, new commercial products, results of clinical trials, patents, proprietary rights and related infringement disputes, results of litigation, and the expense and time associated with obtaining requisite government approvals may have a significant impact on the Company's business and on its market valuation. As of December 31, 1995, four of the Company's proprietary product candidates were in human clinical trials. Phase I and phase II data are preliminary measurements of a product's safety and efficacy and do not necessarily assure positive phase III data or ultimate regulatory approval for commercial sale. The Company's market valuation could be subject to volatility based upon the outcome of clinical trials and as investors interpret the results of the Company's current and future clinical trials. In addition, the Call Option held by AHP, which expires on December 31, 1996, may have an impact on the volatility of the Company's market valuation.

ITEM 8. Financial Statements and Supplementary Data.
------  -------------------------------------------

     All financial statements and schedules required to be filed hereunder are filed as exhibits hereto, are listed under Item 14(a) and are incorporated herein by reference.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

     (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to Part I of this Report, and by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 14, 1996.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

ITEM 11. Executive Compensation.
-------  ----------------------

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors," "-- Compensation of Executive Officers," "-- Compensation Arrangements and Employment Agreements," "-- Report of the Compensation Committee" and "-- Stock Performance Chart," in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 14, 1996.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

     The information required under this item is incorporated herein by reference to the section entitled "Principal Stockholders" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 14, 1996.


ITEM 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation Arrangements and Employment Agreements" and "-- Certain Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 14, 1996.

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

                                      PART IV


ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  -----------------------------------------------------------------

(a)(1) Index to Financial Statements.

     Report of Independent Public Accountants.............F-1

     Consolidated Balance Sheets as of
     December 31, 1995 and 1994...........................F-2

     Consolidated Statements of Operations
     for the years ended December 31, 1995 and 1994
     and the year ended November 30, 1993.................F-3

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1995 and 1994
     and the year ended November 30, 1993.................F-4

     Consolidated Statements of Changes in
     Shareholders' Equity for the years ended
     December 31, 1995 and 1994, the month ended
     December 31, 1993  and the year
     ended November 30, 1993..............................F-5

     Notes to Consolidated Financial Statements...........F-6

(a)(2)  Index to Financial Statement Schedules.

The following Financial Statement Schedule is filed as part of this Report:

Schedule II- Valuation, Qualifying and Reserve
             Accounts -- for the years ended
             December 31, 1995 and 1994, the month
             ended December 31, 1993 and the year
             ended November 30, 1993......................S-1

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

(b)  Reports on Form 8-K.

     During the quarter ended December 31, 1995, the Company filed a report on Form 8-K on October 26, 1995 and a report on Form 8-K/A on December 22, 1995, both relating to the Company's Offer to Purchase and subsequent Merger with SciGenics, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENETICS INSTITUTE, INC.



March 1, 1996                 By:/s/Gabriel Schmergel
                                 ---------------------------
                                  Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date



/s/Gabriel Schmergel         President;                         March 1, 1996
-------------------------    Chief Executive Officer
Gabriel Schmergel            (Principal Executive Officer);
                             Director


/s/Garen G. Bohlin           Executive Vice                     March 1, 1996
-------------------------    President
Garen G. Bohlin              (Principal Financial
                             and Accounting Officer)



/s/Benno C. Schmidt          Chairman of the                    March 1, 1996
-------------------------    Board; Director
Benno C. Schmidt


/s/James G. Andress          Director                           March 1, 1996
-------------------------
James G. Andress


/s/J. Richard Crout, M.D.    Director                           March 1, 1996
-------------------------
J. Richard Crout, M.D.



/s/Anthony B. Evnin          Director                           March 1, 1996
-------------------------
Anthony B. Evnin



/s/Fred Hassan               Director                           March 1, 1996
-------------------------
Fred Hassan


/s/ Thomas P. Maniatis       Director                           March 1, 1996
-------------------------
Thomas P. Maniatis, Ph.D.



/s/Robert I. Levy            Director                           March 1, 1996
-------------------------
Robert I. Levy, M.D.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders of Genetics Institute, Inc.:

We have audited the accompanying consolidated balance sheets of Genetics Institute, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for the years ended December 31, 1995 and 1994 and November 30, 1993, and the consolidated statements of shareholders' equity for the years ended December 31, 1995 and 1994, the one month period ended December 31, 1993 and the year ended November 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genetics Institute, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 and November 30, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                          Arthur Andersen LLP




Boston, Massachusetts
January 22, 1996

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
GENETICS INSTITUTE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

December 31,                                  1995            1994
(In thousands except share data)

ASSETS
--------------------------------------------------------------------------------

Cash and cash equivalents                   $ 33,164        $ 21,793
Marketable securities                        217,670         247,970
Accounts receivable                           40,876          16,127
Inventories                                   21,009          18,673
Other current assets                           5,844           5,275
                                            --------        --------

          TOTAL CURRENT ASSETS               318,563         309,838
                                            --------        --------

Property, plant and equipment, net           109,116         105,315
Other assets                                   6,132           6,440
                                            --------        --------

                                            $433,811        $421,593
                                            ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Accounts payable                            $  8,936        $ 11,544
Accrued clinical and other studies             4,913           4,018
Accrued royalties                              2,715           1,258
Accrued merger consideration                   7,615               -
Other accrued expenses                        19,517          15,769
                                            --------        --------

          TOTAL CURRENT LIABILITIES           43,696          32,589
                                            --------        --------

Shareholders' equity:
     Common stock, par value $.01;
          authorized 50,000,000 shares           268             266
     Additional paid-in capital              604,013         595,360
     Accumulated deficit                    (214,166)       (206,622)
                                            --------        --------

          TOTAL SHAREHOLDERS' EQUITY         390,115         389,004
                                            --------        --------

                                            $433,811        $421,593
                                            ========        ========

--------------------------------------------------------------------------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
GENETICS INSTITUTE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Year Ended                            December 31,   December 31,   November 30,
                                          1995           1994           1993
(In thousands except per share data)

REVENUE
    Product sales                       $ 83,220       $ 43,482       $ 41,313
    Royalties                             55,993         42,603         26,474
    Collaborative research
       and development                    32,842         44,795         34,254
                                        --------       --------       --------
    Total revenue                        172,055        130,880        102,041
                                        --------       --------       --------

OPERATING EXPENSES
    Cost of sales                         38,436         28,369         22,035
    Research and development             122,404        108,161         99,002
    General and administrative            20,289         18,719         20,784
    Special acquisition charge            24,857              -              -
                                        --------       --------       --------
    Total operating expenses             205,986        155,249        141,821
                                        --------       --------       --------
LOSS FROM OPERATIONS                     (33,931)       (24,369)       (39,780)
                                        --------       --------       --------

OTHER INCOME, NET
    Investment income                     16,223         14,084         20,852
    (Loss) income of affiliates, net        (535)        (5,308)         3,275
    Other, net                            (4,245)        (3,282)        (1,242)
                                        --------       --------       --------
    Total other income, net               11,443          5,494         22,885
                                        --------       --------       --------

NET LOSS                                 (22,488)       (18,875)       (16,895)

Dividends on preferred stock                   -              -         (3,436)
                                        --------       --------       --------

Net loss applicable to common shares    $(22,488)      $(18,875)      $(20,331)
                                        ========       ========       ========

Weighted average common shares
  outstanding                             26,724         26,440         25,103
                                        ========       ========       ========


NET LOSS PER COMMON SHARE               $  (.84)       $  (.71)       $  (.81)
                                        ========       ========       ========
--------------------------------------------------------------------------------


                   The accompanying notes are an integral part of the consolidated financial statements.

-------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
GENETICS INSTITUTE, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------

Year Ended                                              November 30,  December 31,   December 31,
(In thousands)                                              1995          1994           1993
OPERATING ACTIVITIES
-------------------------------------------------------------------------------------------------

Net loss                                                 $(22,488)     $ (18,875)     $ (16,895)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities-
    Depreciation and amortization                           17,345        13,192         11,649
    Compensation related to incentive plans                    701           691          1,146
    Equity in net loss (income) of affiliates                  535         5,308         (3,275)
    Special acquisition charge                              24,857             -              -
    Changes in assets and liabilities -
       Accounts receivable                                (24,749)           642           (950)
       Inventories and other current assets                (2,809)        (2,745)         2,930
       Accounts payable                                    (2,608)        (2,331)         1,889
       Accrued expenses                                      3,376         5,360          2,889
       Reserve for patent-related damages                        -             -        (11,000)
                                                         ---------     ---------      ---------
       Net cash (used in) provided by  operating
         activities                                         (5,840)        1,242        (11,617)
                                                         ---------     ---------      ---------

INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------------

Purchases of marketable securities                        (240,588)     (165,014)      (343,114)
Proceeds from sale/maturity of marketable
    securities                                             290,162       189,321        347,092
Acquisition, net of cash acquired                          (17,724)            -              -
Additions to property, plant and equipment                 (26,622)      (44,323)       (46,886)
Investments in affiliates                                     (535)       (5,308)        (2,725)
Other investing activities                                  (1,454)          564         (3,673)
                                                         ---------     ---------      ---------
       Net cash provided by (used in) investing
        activities                                           3,239       (24,760)       (49,306)
                                                         ---------     ---------      ---------

FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------

Stock issuances                                              7,954         7,728          6,040
Preferred stock dividends                                        -             -         (3,436)
Redemption of preferred stock                                    -             -           (445)
Proceeds from sale-leaseback transactions                    6,018        16,714              -
                                                         ---------     ---------      ---------

    Net cash provided by financing activities               13,972        24,442          2,159
                                                         ---------     ---------      ---------

Net increase (decrease) in cash and cash equivalents        11,371           924        (58,764)

Cash and cash equivalents, beginning of period              21,793        20,869         64,623
                                                         ---------     ---------      ---------

Cash and cash equivalents, end of period                 $  33,164     $  21,793      $   5,859
                                                         =========     =========      =========
----------------------------------------------------------------------------------------------------


                  The accompanying notes are an integral part
                   of the consolidated financial statements.


--------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
GENETICS INSTITUTE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------


                                            Convertible
                                            Exchangeable              Additional                    Total
                                             Preferred      Common     Paid-in     Accumulated   Shareholders'
(Dollars in thousands)                         Stock        Stock      Capital       Deficit       Equity
--------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1992                 $ 1,146         $244      $577,767     $(151,872)     $427,285

Issuance of 231,804 shares of common
  stock under incentive plans                      -            2         6,849             -         6,851
Issuance of 1,625,370 shares of common
  stock upon conversion of 1,137,815
  shares of preferred stock                   (1,138)          16         1,012             -          (110)
Redemption of 8,490 shares of
  preferred stock                                 (8)           -          (437)            -          (445)
Issuance of 14,864 shares of
  common stock to AHP                              -            -           445             -           445
Preferred stock dividends                          -            -             -        (3,436)       (3,436)
Net loss                                           -            -             -       (16,895)      (16,895)
--------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1993                       -          262       585,636      (172,203)      413,695

Issuance of 48,183 shares of common
  stock under incentive plans                      -            1         1,311             -         1,312
Net loss                                           -            -             -        (4,372)       (4,372)
--------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1993                       -          263       586,947      (176,575)      410,635

Issuance of 288,260 shares of common
  stock under incentive plans                      -            3         8,413             -         8,416
Unrealized loss on marketable securities           -            -             -       (11,172)      (11,172)
Net loss                                           -            -             -       (18,875)      (18,875)
--------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                       -          266       595,360      (206,622)      389,004

Issuance of 291,690 shares of common
  stock under incentive plans                      -            2         8,653             -         8,655
Unrealized gain on marketable securities           -            -             -        14,944        14,944
Net loss                                           -            -             -       (22,488)      (22,488)
--------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                   $   -         $268      $604,013     $(214,166)     $390,115
==============================================================================================================


                   The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GENETICS INSTITUTE, INC. AND SUBSIDIARIES



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Genetics Institute, Inc. and subsidiaries (the "Company") are principally engaged in discovering, developing and commercializing biopharmaceutical products using recombinant DNA and related technologies. The Company's major licensees and markets are discussed in Note 12.

Basis of Presentation: The consolidated financial statements include all accounts of Genetics Institute, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years financial statements have been reclassified to conform to the current year's presentation.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Change in Fiscal Year: The Company changed its fiscal year-end from November 30 to December 31, effective January 1, 1994. Financial information for the fiscal year ended November 30, 1993 has not been restated because the information is reasonably comparable with the fiscal years ended December 31, 1995 and 1994. Summarized financial information for the month ended December 31, 1993 is as follows: revenue $7.2 million, net loss $4.4 million, net loss per common share $(0.17), cash provided by operating activities $1.8 million, cash provided by investing activities $2.1 million and cash provided by financing activities $11.2 million. Comparative unaudited financial information for the month ended December 31, 1992 is as follows: revenue $9.5 million, net income $1.9 million, net income per common share $0.06, cash used by operating activities $5.3 million, cash provided by investing activities $4.3 million and cash provided by financing activities $0.9 million.

Revenue Recognition: Product sales revenue is recognized upon shipment of commercial product and represents sales of recombinant human antihemophilic factor concentrate ("rhAHF") under a supply contract with Baxter Healthcare Corporation ("Baxter") for Baxter's final product manufacturing and distribution. Under the supply contract, the Company receives cost plus a manufacturing profit for shipments of rhAHF to Baxter. Product sales revenue recognized upon shipment of rhAHF is estimated and is subject to adjustment based on actual manufacturing costs and yields and on Baxter's actual selling price. Shipments of rhAHF and other products at cost for periods prior to commercial approval are included in collaborative research and development revenue.

The Company has entered into agreements with a number of collaborative partners and licensees to conduct collaborative research and development programs. In some cases, these programs are conducted through development partnerships. Revenue under these arrangements is included in collaborative research and development revenue and is generally recognized as the related costs are incurred by the Company, as benchmarks are achieved or as precommercial product is shipped, as applicable. Collaborative research and development revenue from development partnerships is recorded net of amounts funded to the partnerships by the Company.

Royalty revenue is recognized in the period that commercial product is sold by the licensee and primarily represents royalties earned on sales of recombinant human erythropoietin ("rhEPO") by Chugai Pharmaceutical Co., Ltd. ("Chugai") in Japan and by Boehringer Mannheim GmbH ("Boehringer Mannheim") in Europe and other countries outside the United States.

Research and Development costs, including those incurred in relation to the Company's collaborative research and development programs, are expensed in the period incurred.

(Loss) Income of Affiliates, Net, consists of the Company's share of benchmark payments or license fees received by affiliated joint ventures, net of the Company's share of research and development expenses incurred by affiliated joint ventures (excluding any research and development or other services provided by the Company to the joint ventures). The Company's share of the joint ventures' revenues, which ranges from 50% to 62.5%, is generally distributed when received by the joint venture. The Company's share of the joint ventures' expenses, which ranges from 25% to 50%, is generally funded as incurred. Investments in such affiliates are accounted for on the equity method and amounted to $1.6 million and $0.8 million at December 31, 1995 and 1994, respectively.

The more significant of these affiliates are GI-Yamanouchi, Inc. (the "GYJ"), the GI-Yamanouchi European Partnership (the "GYEP") and IL-12 Partners. The GYJ and the GYEP are joint ventures with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") formed to develop and commercialize certain of the Company's product candidates in Japan and Europe, respectively. IL-12 Partners is a joint venture with American Home Products Corporation formed to develop and commercialize rhIL-12 worldwide except Japan.

Cash Equivalents, for purposes of reporting cash flows, include highly liquid instruments purchased with a maturity of three months or less. The Company's cash equivalents are classified as held-to-maturity and are recorded at amortized cost.

Marketable Securities consist of debt securities which are classified as available-for-sale and are recorded at fair value. Net unrealized gains or losses are recorded in shareholders' equity. For periods prior to fiscal 1994, marketable securities are recorded at cost which approximates market. In computing realized gains or losses, the cost of securities sold is based on average cost. The estimated fair value of marketable securities is based primarily on market quotations.

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment are recorded at cost. Depreciation is provided, using the straight-line method, over the assets' estimated useful lives, or for leasehold improvements and leased equipment, over the lesser of the lease term or the useful life, as follows (in years): buildings and building improvements, 10-30; machinery and equipment, 3-10; and leasehold improvements, 2-10.

Foreign Currency Transactions: The Company enters into foreign exchange forward and option contracts to hedge royalties on sales in foreign currencies by licensees. The purpose of this hedging activity is to protect the Company from the risk that dollar cash flows from such royalties will be adversely affected by changes in exchange rates. Gains and losses on forward and option contracts that are hedges of firm commitments are deferred and recognized in revenue in the same period as the hedged transactions. Contracts that hedge anticipated royalty transactions are marked to market and unrealized gains and losses are recorded in income for the period. The net unrealized loss on such contracts was $30,000 in fiscal 1995 and $0.6 million in fiscal 1994. At December 31, 1995, the

Company had forward exchange contracts, all having maturities of less than one year, to sell Japanese yen in the amount of $5.5 million and German deutsch marks in the amount of $2.3 million.

Financial Instruments consist of cash equivalents, marketable securities, accounts receivable and foreign currency contracts. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable, is based primarily on market quotes. The Company's cash equivalents and marketable securities are generally obligations of the federal government or investment grade corporate or municipal issuers. The Company, by policy, limits the amount of credit exposure to any one financial institution. The counterparties to foreign currency contracts are major financial institutions. The Company does not anticipate any losses from nonperformance on such contracts.

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

2.  TRANSACTIONS WITH AMERICAN HOME PRODUCTS CORPORATION

The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Genetics Institute, Inc. Common Stock (the "Common Stock") to AHP for an aggregate purchase price of $300.0 million and, for shares of Common Stock owned, the Company's shareholders received from AHP a combination of cash and Depositary Shares subject to a call option (the "Depositary Shares"). Under the terms of the call option, AHP has the right, but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $79.47 per share for the period January 1, 1996 to March 31, 1996 and increasing by approximately $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996.

Independent of its right to call the Depositary Shares, AHP is permitted by the terms of the agreements with the Company to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that, prior to December 31, 1996, its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of December 31, 1995, AHP had purchased 947,000 additional Depositary Shares through such purchases. In addition, in connection with the call for redemption of the Company's Preferred Stock in July 1993, holders of Preferred Stock elected to convert 1,136,815 shares, or approximately 99% of the outstanding shares of such stock, into 1,624,021 shares of Common Stock which, pursuant to the AHP Transaction, were exchanged for the same combination of cash and Depositary Shares received by shareholders in the AHP Transaction. Pursuant to agreements with AHP, the Company issued to AHP 14,864 shares of Common Stock, the proceeds of which funded the cash required for the redemption of the 8,490 shares of Preferred Stock not converted. As of December 31, 1995, such transactions have brought AHP's total ownership position in the Company to approximately 63%.

The Company is engaged in collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, and the commercialization of recombinant human interleukin-eleven (rhIL-11), a blood cell growth factor. A collaboration with AHP in the area of cellular adhesion discovery research ended as scheduled during the second quarter of 1995. Collaborative research and development revenue includes $9.5 million, $28.9 million and $11.8 million for fiscal 1995, 1994 and 1993, respectively, relating to these collaborations with AHP. In July 1994, the Company and AHP entered into an agreement to form a joint venture to develop and commercialize rhIL-12 on a worldwide basis except for Japan. In connection with this agreement, the Company recognized $23.1 million, including $20.0 million of initial milestone and signature payments, in fiscal 1994. Losses of affiliates includes $1.6 million and $0.2 million for fiscal 1995 and 1994, respectively, relating to the rhIL-12 collaboration with AHP.

3.  INVESTMENTS IN DEBT SECURITIES

The Company's investment portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. The fair value of cash equivalents approximated the amortized cost of $32.1 million at December 31, 1995. Aggregate fair value, amortized cost and average maturity for marketable securities held at December
31, 1995 and 1994 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.

December 31, 1995
(In thousands)

                                           Amortized       Gross Unrealized        Fair
                                             Cost       Holding Gains (Losses)     Value
                                           ---------    ----------------------   --------

U.S Government and Agency securities
     (average maturity of 3.5 years)       $138,498     $2,823       $   (266)   $141,055
Corporate and other debt securities
     (average maturity of 2.6 years)         75,400      1,292            (77)     76,615
                                           --------     ------       ---------   --------
                                           $213,898     $4,115       $   (343)   $217,670
                                           ========     ======       =========   ========

December 31, 1994
(In thousands)

U.S Government and Agency securities
     (average maturity of 3.1 years)       $143,917     $  143       $ (6,369)   $137,691
Corporate and other debt securities
     (average maturity of 2.7 years)        115,225         43         (4,989)    110,279
                                           --------     ------       ---------   --------
                                           $259,142     $  186       $(11,358)   $247,970
                                           ========     ======       =========   ========

Gross realized gains and gross realized losses on sales of marketable securities in fiscal 1995 were $1.7 million and $2.3 million, respectively. Approximately $5.5 million in debt securities at December 31, 1995 has been pledged as collateral pursuant to obligations under operating leases (Note 7). Gross realized gains and gross realized losses on sales of marketable securities in fiscal 1994 were $0.8 million and $2.4 million, respectively.

4. INVENTORIES

Inventories include $15.2 million and $14.3 million of rhAHF at December 31, 1995 and 1994, respectively, and at December 31 consisted of:

(In thousands)                                     1995          1994
                                                 --------      --------

Raw materials                                    $  5,769      $  4,354
Work in process                                       915           776
Finished goods                                     14,325        13,543
                                                 --------      --------
                                                 $ 21,009      $ 18,673
                                                 ========      ========


5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31 consisted of:


(In thousands)                                     1995          1994
                                                 --------      --------

Land and land improvements                       $ 10,421      $  9,988
Construction in progress                            4,644        10,891
Buildings and building improvements                90,175        76,323
Machinery and equipment                            55,362        47,067
Leasehold improvements                             14,224        14,443
Accumulated depreciation and amortization         (65,710)      (53,397)
                                                 --------      --------
                                                 $109,116      $105,315
                                                 ========      ========

Machinery and equipment with an aggregate cost of $6.0 million, $16.7 million and $9.9 million were sold and leased back in fiscal 1995 and 1994 and the month ended December 31, 1993, respectively, as discussed in Note 7.

6. ACQUISITION OF SCIGENICS, INC.

In the fourth quarter of 1995, the Company acquired 100% of the callable common stock of SciGenics, Inc. ("SciGenics"). The acquisition was made pursuant to the terms of a cash tender offer in which the Company acquired approximately 67% of the callable common stock of SciGenics on October 12, 1995 at $14.00 per share. The remaining equity interest in SciGenics was acquired by the Company on December 6, 1995, upon the merger of a wholly owned subsidiary of the Company into SciGenics, with SciGenics being the surviving corporation. As a result of the merger, SciGenics has become a wholly owned subsidiary of Genetics Institute. In the merger, each share of callable common stock of SciGenics not held by the Company was converted into the right to receive $14.00 in cash. As of December 31, 1995, SciGenics shareholders holding 543,908 shares indicated their intention to demand an appraisal of the fair value of their shares under Delaware law. The Company has accrued merger consideration of $14.00 per share, or $7.6 million, for the shares held for appraisal, for a total purchase price of $29.3 million for the 2,090,909 shares acquired. Subsequent to December 31, 1995, shareholders holding 255,908 shares have indicated their intention to withdraw from the appraisal process and to receive payment of merger consideration of $14.00 per share in cash, or $3.6 million. While the Company believes the amount of merger consideration to be fair, the Company can provide no assurance as to the outcome of an appraisal proceeding.

The acquisition, which was financed with available cash, has been accounted for as a purchase, and the results of operations of SciGenics have been included in the consolidated operating results since the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net assets acquired, which totaled $23.4 million, was allocated to acquired research and development. The amount allocated to acquired research and development was charged to operations in the fourth quarter of 1995 because the acquired research and development programs have no alternative use. This charge and the write-off of warrant value of $1.5 million discussed below are included in the accompanying consolidated financial statements as a special acquisition charge of $24.9 million. Unaudited pro forma results of operations to reflect the SciGenics acquisition as if it had taken place on January 1 of 1995 and 1994 are as follows: for 1995, revenue $170.0 million, net loss $(25.4) million and net loss per common share $(0.88); for 1994 (excluding the special acquisition charge discussed above), revenue $128.3 million, net loss $(22.1) million and net loss per common share $(0.84).

In May 1991, SciGenics and the Company completed an initial public offering of 2,090,909 units, each unit consisting of one share of callable common stock of SciGenics, and one warrant to purchase one share of the Company's Common Stock at an exercise price of $35.92 per share, exercisable at any time from December 1, 1992 through May 31, 1996 ("the Warrants"). The value of the Warrants ($8.3 million), representing an incentive to enter into a development contract, has been included in other assets and amortized on the basis of revenues received by the Company from SciGenics each period to projected total revenues to be received. The unamortized warrant value at December 6, 1995 of $1.5 million was written off by the Company in connection with its acquisition of SciGenics, and this expense is included in the special acquisition charge discussed above. For periods prior to December 6, 1995, amortization expense, included in general and administrative expenses, was $0.4 million, $0.5 million and $1.1 million in fiscal 1995, 1994 and 1993, respectively. Accumulated amortization was $6.4 million and $5.9 million at December 31, 1994 and November 30, 1993, respectively.

7. COMMITMENTS AND CONTINGENCIES

Litigation: The Company is involved in various legal proceedings including patent litigation of a nature considered normal to its business.

Patent infringement proceedings are pending in Europe between Boehringer Mannheim, the Company's licensee, and Ortho and certain Ortho affiliates seeking injunctive relief and damages for infringement of their respective EPO patent rights.

The patents that are at issue in these suits have also been the subject of European Patent Office proceedings. In June 1994, a claim in the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the European Patent Office. This decision has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals of the European Patent Office relating to oppositions to Kirin-Amgen's European recombinant EPO patent. The Board ruled that a modified version of certain of Kirin-Amgen's original claims in the patent filing was valid. However, it is uncertain whether Kirin-Amgen's claims cover the making, using or selling of Boehringer Mannheim's recombinant EPO.

The Company can provide no assurance as to the outcome of these European proceedings. If as a result of these proceedings Boehringer Mannheim is forced to withdraw from any or all markets, the Company's future royalty income from Boehringer Mannheim, which totaled $12.9 million in fiscal 1995, and which, absent an adverse outcome, is expected to increase in 1996, could be reduced or eliminated.

In January 1996, the United States Patent and Trademark Office issued an order to show cause why it should not rule in a patent interference proceeding that the patents owned by Stryker Corporation purporting to cover rhBMP-2 do not interfere with the Company's rhBMP-2 patent estate, and that the Stryker Corporation patents are not invalid in view of certain prior art publications. The Company believes the decision is incorrect and plans to respond and appeal, as appropriate. Because the Company's discovery of rhBMP-2 and its related rhBMP-2 patent filings substantially predate the Stryker Corporation patent filings, the Company believes that it is unlikely that rhBMP-2 products can be validly covered by Stryker Corporation patents. However, the Company can provide no assurance as to the outcome of any future legal proceeding.

In August 1992 and November 1994, respectively, the Company was issued U.S. patents covering rhBMP-7 currently in development by Stryker Corporation and Creative BioMolecules, Inc. under the name OP-1. Stryker Corporation also has pending patent applications directed to rhBMP-7 which may become the subject of a future patent interference proceeding with the Company's issued rhBMP-7 patents. The Company can provide no assurance as to the outcome of any future interference or other legal proceeding with respect to these patents and patent applications.

In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position but could be material to the Company's future results of operations.

Leases: The Company has entered into operating leases for various facilities and equipment. The most significant of these arrangements relates to the Company's headquarters facility which was sold at cost in 1984 and then leased back. The terms of this 20-year lease provide for rental adjustments and purchase options at the end of every fifth year of the lease. In addition, the Company has pledged certain of its marketable securities as collateral pursuant to obligations under the lease (Note 3) and the lease agreement requires that the Company maintain certain levels of net worth and working capital, as defined, throughout the term of the lease. In fiscal 1995 and 1994 and the month ended December 31, 1993, the Company entered into several operating leases involving the sale-leaseback of certain machinery and equipment (Note 5). The Company is responsible for taxes, insurance and maintenance under all of its facility and equipment leasing arrangements.

Future minimum rental payments under operating leases as of December 31, 1995 are as follows (in thousands):

          1996..............................................   $10,276
          1997..............................................    10,280
          1998..............................................    10,213
          1999..............................................     7,971
          2000..............................................     6,499
          Thereafter........................................    17,903
                                                               -------
                                                               $63,142
                                                               =======

Rent expense under operating leases was $11.0 million, $11.2 million and $9.1 million in fiscal 1995, 1994 and 1993, respectively.

8. INCOME TAXES

As of December 31, 1995, the Company had operating loss and research and development credit carryforwards for federal income tax purposes of approximately $79.3 million and $14.0 million, respectively, available to reduce future taxable income and income taxes payable, respectively. These carryforwards expire at various dates from 1996 through 2010. The Company utilized approximately $40.0 million of net operating loss carryforwards in 1995 primarily due to revenue recognized for tax purposes in connection with a collaboration with Sofamor Danek Group, Inc. and approximately $17.0 million of net operating loss carryfowards in 1994 primarily due to revenue recognized for tax purposes in connection with the rhIL-12 joint venture discussed in Note 2. Based on the Internal Revenue Code and the change in ownership of the Company resulting from the AHP Transaction discussed in Note 2, utilization of the net operating loss carryforwards is subject to an annual limitation.

The Company cannot recognize a net deferred tax asset for the future benefit of its net operating loss and tax credit carryforwards unless it concludes that it is "more likely than not" that the deferred tax asset will be realized. Due to its history of operating losses, the Company has recorded a valuation allowance equal to 100% of its deferred tax asset for the potential future tax benefit of its net operating loss and tax credit carryforwards.

The components of the deferred tax amounts, carryforwards and the valuation allowance is approximately as follows at December 31 (in thousands):

                                      1995                1994
                                    --------            --------

Temporary differences                $37,534             $20,833
Operating loss carryforwards          26,968              40,558
Tax credit carryforwards              13,995              12,431
                                     -------             -------
                                      78,497              73,822
Valuation allowance                   78,497              73,822
                                     -------             -------
                                     $   -               $   -
                                     =======             =======

9. OTHER INCOME, NET

The Company's (loss) income of affiliates, net, included in Other Income, Net, for the three years ended December 31, 1995 and 1994 and November 30, 1993 was as follows (in thousands):


                                                                  1995         1994         1993
                                                                --------     --------     --------

Combined net loss of affiliated joint ventures                  $(18,373)    $(38,946)    $(12,803)
                                                                ========     ========     ========
Company share of joint ventures' net loss based on
ownership percentage share of revenues and expenses             $ (8,015)    $(15,721)    $ (1,560)

Elimination of Company share of joint
    venture expenses attributable to:
    - Benchmarks paid to the Company                                   -        4,500            -
    - Services provided by the Company                             7,480        5,913        4,835
                                                                --------     --------     --------

Equity (loss) income of affiliates reported in the Company's
Consolidated Statements of Operations                           $   (535)    $ (5,308)    $  3,275
                                                                ========     ========     ========

Summarized financial information for the Company's significant affiliated joint ventures for the years ended December 31, 1995 and 1994 and November 30, 1993 is presented below (in thousands):

FOR THE YEAR ENDED DECEMBER 31, 1995

                                           GYJ          GYEP         IL-12        Other         Total
                                        ---------     --------     --------    -----------    --------

Revenues                                $  11,738     $      -     $   -         $      -     $ 11,738
Research and Development Expenses:
       GI R&D                                   -        2,010       10,572         4,757       17,339
       Partner R&D and other costs          9,554          526        2,764           (72)      12,772
                                        ---------     --------     --------      --------     --------

                                            9,554        2,536       13,336         4,685       30,111
                                        ---------     --------     --------      --------     --------

Net Income (Loss)                       $   2,184     $ (2,536)    $(13,336)     $ (4,685)    $(18,373)
                                        =========     ========     ========      ========     ========



FOR THE YEAR ENDED DECEMBER 31, 1994

                                           GYJ          YEP          Other     Eliminations     Total
                                        ---------     --------     --------    ------------   --------

Revenues                                $       -     $      -     $  6,000      $ (6,000)    $      -
Research and Development Expenses:
       Benchmark payments                   9,000        6,000            -        (6,000)       9,000
       GI R&D                                   -        2,614       15,208             -       17,822
       Partner R&D and other costs         11,004          820          300             -       12,124
                                        ---------     --------     --------      --------     --------

                                           20,004        9,434       15,508        (6,000)      38,946
                                        ---------     --------     --------      --------     --------

Net Loss                                 $(20,004)    $ (9,434)    $ (9,508)     $      -     $(38,946)
                                        =========     ========     ========      ========     ========


FOR THE YEAR ENDED NOVEMBER 30, 1993

                                           GYJ          GYEP         Other     Elminations     Total
                                        ---------     ---------    --------    -----------    --------

Revenues                                $       -     $  10,000    $  6,000      $ (6,000)    $ 10,000
Research and Development Expenses:
       Benchmark payments                       -         6,000           -        (6,000)           -
       GI R&D                                 222         1,228      16,475             -       17,925
       Partner R&D and other costs          4,878             -           -             -        4,878
                                        ---------     ---------    --------      --------     --------

                                            5,100         7,228      16,475        (6,000)      22.803
                                        ---------     ---------    --------      --------     --------

Net Income (Loss)                        $ (5,100)    $   2,772    $(10,475)     $      -     $(12,803)
                                        =========     =========    ========      ========     ========

Collaborative research and development revenue from joint venture affiliates, which represents research and development costs and benchmark payments billed to the joint ventures, net of amounts funded by the Company, totaled $10.7 million, $15.8 million (including $4.5 million in benchmark payments from the GYJ) and $13.3 million for fiscal 1995, 1994 and 1993, respectively. In addition, in fiscal 1994, the Company recorded $20.0 million in initial milestone and signature payments from AHP in connection with the formation of a joint venture with the Company, as discussed in Note 2.

Other items included in Other Income, Net, for the years ended December 31, 1995 and 1994 and November 30, 1993, are as follows:


(In thousands)                                         1995        1994        1993
                                                     -------     -------     -------

Foreign withholding taxes                            $(3,030)    $(2,235)    $(1,650)
Federal alternative minimum taxes                     (1,147)       (300)          -
Net (loss) gain on foreign currency transactions         (30)       (642)         92
Interest expense                                         (76)       (146)        (45)
Other, net                                                38          41         361
                                                     -------     -------     -------
                                                     $(4,245)    $(3,282)    $(1,242)
                                                     =======     =======     =======

10. CAPITAL STOCK AND WARRANTS

There were 26,881,638 and 26,589,948 shares of Common Stock issued and outstanding at December 31, 1995 and 1994, respectively. In July 1993, the Company elected to call for redemption all of the outstanding shares of its Preferred Stock at a redemption price of $52.40 per share, as discussed in Note 2.

In addition, 2,090,909 Warrants (Note 6) to purchase one share of the Company's Common Stock at an exercise price of $35.92 per share, exercisable at any time from December 1, 1992 through May 31, 1996, were outstanding at December 31, 1995. The expiration date of the Warrants was unaffected by the AHP Transaction and remains May 31, 1996. From and after the AHP Transaction, the Warrants are exercisable for the same consideration received by shareholders in the AHP Transaction.

11. INCENTIVE AND BENEFIT PLANS

Stock Option Plans: The Company has reserved 3,800,000 shares of Common Stock under the 1982 incentive and nonqualified stock option plans and 4,400,000 shares under the 1991 incentive and nonqualified stock option plan. These plans were implemented to enable the Company to attract and retain key employees and consultants. In addition, the Company reserved 100,000 shares of Common Stock in both fiscal 1990 and 1993 to establish nonqualified stock option plans for nonemployee directors of the Company. Shares under option, which are granted at fair market value, generally vest ratably over a five-year period. The Company reserves the right to cancel those options not vested at termination of the related stock option agreements.


Activity under these plans for the fiscal year ended November 30, 1993, the month ended December 31, 1993 and the years ended December 31, 1994 and 1995 is summarized as follows:


                                            Number of       Price Range
                                              Shares         per Share
                                            ---------     --------------

Outstanding, November 30, 1992              3,030,580     $ 2.50 - 42.50
     Granted                                1,086,200      27.75 - 43.25
     Exercised                               (174,025)      2.50 - 30.88
     Canceled                                 (74,150)     17.25 - 32.00
                                            ---------

Outstanding, November 30, 1993              3,868,605      10.00 - 43.25
     Exercised                                (18,184)     15.25 - 32.00
     Canceled                                 (11,200)     28.50 - 43.25
                                            ---------

Outstanding, December 31, 1993              3,839,221      10.00 - 43.25
     Granted                                1,002,200      40.25 - 48.75
     Exercised                               (222,539)     10.00 - 40.00
     Canceled                                (136,900)     26.25 - 48.75
                                            ---------

Outstanding, December 31, 1994              4,481,982      10.00 - 48.75
     Granted                                  936,300      33.63 - 52.00
     Exercised                               (207,325)     10.00 - 48.75
     Canceled                                (121,825)     10.00 - 48.75
                                            ---------

Outstanding, December 31, 1995              5,089,132     $10.00 - 52.00
                                            =========

Options exercisable at December 31, 1995    2,641,172     $10.00 - 48.75
                                            =========

Pursuant to the AHP Transaction, if AHP exercises the call option discussed in
Note 2, all outstanding options granted under the 1982 and the 1991 option plans will automatically accelerate and become fully vested and exercisable.

Restricted Stock Plan: Under the Company's 1991 restricted stock plan, the Company is authorized to award up to 300,000 restricted Depositary Shares to a limited number of key employees for nominal consideration. Awards totaling 150,000 shares were granted under the plan in fiscal 1992, and awards of 148,000 shares were granted in February, 1996. At December 31, 1995, 75,000 shares had vested under the plan. The remaining shares vest 10 years after the date of award, subject however, to acceleration of vesting for achievement of certain performance targets.

Stock Purchase Plans: In 1992, the Company established an employee stock purchase plan, which allows substantially all employees to purchase Depositary Shares upon exercise of options granted. The options are exercisable at the lower of 85% of the fair market value of the Depositary Shares at either the date of grant or of exercise. Purchases under this plan are subject to certain limitations and may not exceed 480,000 shares during the term of the plan, which expires in May 1997. During fiscal 1995, 1994 and 1993, 79,365, 70,721 and
57,779 shares, respectively, were issued under this plan at prices ranging from $25.39 to $36.97.

Savings Plan: The Company has a voluntary 401(k) savings plan for all employees and matches 100% of employee contributions of up to 3% of base salary and 50% of employee contributions from 3% to 6% of base salary. Company contributions to the savings plan in fiscal 1995, 1994 and 1993 were $2.1 million, $1.9 million and $1.5 million respectively.

12. MAJOR LICENSEES AND RELATED PARTY TRANSACTIONS

The percentage of total revenue for licensees who contributed 10% or more of total revenue, and revenue from foreign licensees for the three years ending
December 31, 1995 and 1994 and November 30, 1993 are as follows:


(Dollars in thousands)                         1995        1994         1993
                                             -------     -------      -------

Major licensees -
    Baxter Healthcare Corporation                55%         38%          44%
    Chugai Pharmaceutical Co., Ltd.               18          17           16
    American Home Products Corporation             -          22           12
    Yamanouchi Pharmaceutical Co., Ltd.            -          10           13

Foreign revenues -
    Western Europe                           $17,506     $13,474      $ 9,729
    Asia                                      35,649      35,632       29,516

Related party transactions with AHP are discussed in Note 2. Joint ventures with AHP and Yamanouchi are discussed in Notes 1 and 9. Accounts receivable in the accompanying consolidated balance sheets include $36.4 million and $13.3 million at December 31, 1995 and 1994, respectively, from major licensees. At December 31, 1995, Chugai Pharmaceutical Co., Ltd. was a shareholder of the Company's Common Stock.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED - IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                         First        Second      Third        Fourth
Year Ended December 31, 1995            Quarter      Quarter     Quarter      Quarter
--------------------------------------------------------------------------------------

Revenue                                $ 51,771     $ 45,910     $32,494     $ 41,880
Special acquisition charge (Note 6)           -            -           -      (24,857)
Income (loss) from operations             6,983       (4,195)     (8,987)     (27,732)
Net income (loss)                         5,699        5,170      (7,183)     (26,174)
Net income (loss) per common share          .21          .19        (.27)        (.98)
--------------------------------------------------------------------------------------


                                          First        Second      Third        Fourth
Year Ended December 31, 1994             Quarter      Quarter     Quarter      Quarter
--------------------------------------------------------------------------------------

Revenue                                $ 26,950     $ 24,787     $51,190     $ 27,953
Income (loss) from operations           (11,991)     (11,978)     11,825      (12,225)
Net income (loss)                       (10,051)      (9,543)     12,643      (11,924)
Net income (loss) per common share         (.38)        (.36)        .46         (.45)
-------------------------------------------------------------------------------------


             SCHEDULE II-VALUATION, QUALIFYING AND RESERVE ACCOUNTS
                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES



                               Balance at                                            Balance at
                               Beginning                                               End of
                               of Period        Additions         Deductions           Period
                              -----------      ------------      -------------       ------------
RESERVE FOR PATENT-RELATED
     DAMAGES

Year ended
November 30, 1993             $11,000,000      $     -           $(11,000,000)       $          -
                              ===========      ============      =============       ============

Month ended
December 31, 1993             $         -      $     -           $          -        $          -
                              ===========      ============      ============        ============

Year ended
December 31, 1994             $         -      $     -           $          -        $          -
                              ===========      ============      ============        ============

Year ended
December 31, 1995             $         -      $     -           $          -        $          -
                              ===========      ============      ============        ============

                                    EXHIBIT INDEX



          EXHIBIT NO.               DESCRIPTION
          -----------               -----------

             3.1         Restated Certificate of Incorporation,
                         as amended, of Genetics Institute,
                         Inc. (the "Company").(11)

             3.2         Restated By-Laws of the Company.(2)

             4.1 Depositary Agreement among Genetics Institute, Inc., American Home Products Corporation ("AHP"), AHP Biotech Holdings, Inc. ("Holdings") and The First National Bank of Boston, as Depositary.(11)

            10.1         1982 Incentive Stock Option Plan, as amended.(3)

            10.2         1982 Non-Qualified Stock Option Plan, as amended.(3)

            10.3 Amendment to 1982 Incentive Stock Option Plan dated December 16, 1986.(4)

            10.4 Amendment to 1982 Incentive Stock Option Plan dated September 19, 1991. (11)

            10.5 Amendment to 1982 Non-Qualified Stock Option Plan dated September 19, 1991.(11)

            10.6         1991 Stock Option Plan.(11)

            10.7         Amendment to 1991 Stock Option Plan dated March
                         24, 1995.(1)

            10.8         1987 Employee Stock Purchase Plan.(5)

            10.9         Amendment to 1987 Employee Stock Purchase Plan.(7)

            10.10        1991 Employee Stock Purchase Plan, as amended.(11)

            10.11 Amendment to 1991 Employee Stock Purchase Plan dated January 18, 1994.(1)

            10.12        1990 Outside Director Stock Option
                         Plan.(8)

            10.13        Amendment to 1990 Outside Director
                         Stock Option Plan.(11)

            10.14        1991 Restricted Stock Plan, as amended.(11)

            10.15        Research Agreement between the Company
                         and Sandoz Ltd., dated as of June 9,
                         1982, as amended.(3)(21)

            10.16        Agreement between the Company and
                         Chugai Pharmaceutical Co., Ltd., as
                         amended.(3)(21)

            10.17        Agreement between the Company and
                         Chugai Pharmaceutical Co., Ltd. dated
                         as of November 27, 1985.(3)(21)

            10.18        Development and License Agreement
                         between the Company and Boehringer
                         Mannheim GmbH dated as of October 8,
                         1985.(3)(21)

            10.19        Lease between the Company and Fleet
                         Real Estate, Inc. dated as of November
                         29, 1984.(3)

            10.20        Lease between the Company and Cambridge
                         I Associates dated as of December 1, 1983, as amended.(3)

            10.21        Indenture of Lease between the Company
                         and Judith Ann Spinelli dated as of
                         August 27, 1984.(3)

            10.22        Extension and Fourth Amendment of
                         Lease dated as of November 20, 1992
                         between the Company and Cambridge I
                         Associates.(13)(21)

            10.23        Amendment dated as of October 9, 1986
                         to Research Agreement between the
                         Company and Sandoz Ltd. dated as of
                         June 9, 1982.(4)(21)

            10.24        Agreement between the Company and
                         Boehringer Mannheim GmbH dated as of
                         May 5, 1988.(6)(21)

            10.25        License Agreement between the Company
                         and Suntory Limited dated as of
                         November 24, 1988.(6)(21)

            10.26        Agreement between the Company and
                         Boehringer Mannheim GmbH dated as of
                         January 11, 1989.(7)(21)

            10.27        Supply Agreement between the Company
                         and Baxter Healthcare Corporation
                         dated as of July 31, 1989.(7)(21)

            10.28 Partnership Agreement of GPDC Partnership dated as of May 30, 1990 by and between GI Japan, Inc., and Yamanouchi Pharmaceutical Co., Ltd. (9)(21)

            10.29 Organizational Agreement of GI-Yamanouchi, Inc., dated as of June 30, 1990 among Genetics Institute, Inc., GI JJV, Inc. and Yamanouchi Pharmaceutical Co., Ltd.(9)(21)

            10.30        Research and Development Agreement
                         dated as of May 30, 1990, between the
                         Company and GPDC Partnership.(9)(21)

            10.31        License Agreement dated as of May 30,
                         1990 between Genetics Institute, Inc.
                         and GI Japan, Inc.(9)(21)

            10.32        GI Sublicense Agreement dated as of
                         May 30, 1990 between GPDC Partnership
                         and Genetics Institute, Inc.(9)(21)

            10.33        JJV Sublicense Agreement dated as of
                         September 20, 1990 between GPDC
                         Partnership and GI-Yamanouchi, Inc.(9)(21)

            10.34        Strategic Alliance Agreement between
                         the Company and Essex Chemie A.G.
                         dated June 26, 1991.(11)(21)

            10.35        Option Agreement dated as of February
                         28, 1992 between the Company and
                         AHP.(12)(21)

            10.36        Cellular Adhesion Strategic Alliance
                         Agreement dated as of May 15, 1992
                         between the Company and AHP.(12)(21)

            10.37 Agreement and Plan of Merger dated as of September 19, 1991 and amended as of December 9, 1991 among the Company, AHP, Holdings and AHP Merger Subsidiary Corporation.(10)

            10.38        Governance Agreement among the Company,
                         AHP and Holdings.(11)

            10.39 Employment Agreement entered into between the Company and Patrick Gage dated January 14, 1992.(11)

            10.40 Employment Agreement entered into between the Company and Lawrence V. Stein dated November 9, 1992.(12)

            10.41 Letter dated April 11, 1991 from the Company to Dr. Thomas Maniatis regarding certain consulting arrangements and a related memorandum dated
                         July 1, 1991.(12)

            10.42 Partnership Agreement of GI-Yamanouchi European Partnership dated as of May 19, 1993 between GI Europe, Inc. and Yamanouchi B.V. (13)(21)

            10.43 European Partnership Sublicense Agreement dated as of May 19, 1993 between GPDC Partnership and GI-Yamanouchi European Partnership. (13)(21)

            10.44        Participation Agreement Number 1 dated as of May
                         19, 1993 between GI Netherlands B.V. and Yamanouchi B.V. (13)(21)

            10.45 Product Management Agreement Number 1 dated as of May 19, 1993 between GI Netherlands B.V. and GI-Yamanouchi European Partnership (13)(21)

            10.46 Parent Company Agreement dated as of May 19, 1993 between Genetics Institute, Inc. and Yamanouchi Pharmaceutical Co., Ltd. (13)

            10.47 License Agreement dated as of August 11, 1993 between Genetics Institute, Inc. and American Home Products Corporation. (14)(21)

            10.48        Sales and Distribution Agreement between
                         GI-Yamanouchi European Partnership and
                         Wyeth-Ayerst International Inc. (15)(21)

            10.49        Sales and Distribution Agreement between
                         GI-Yamanouchi Partnership and Brocades
                         Pharma B.V. (15)(21)

            10.50        Master Lease Agreement, dated as of
                         December 22, 1993, between the Company
                         and BancBoston Leasing, Inc. (15)

            10.51        Amendment to Master Lease Agreement,
                         dated as of December 22, 1993, between
                         the Company and BancBoston Leasing,
                         Inc.(1)

            10.52        Master Equipment Lease Agreement, dated
                         as of December 27, 1993, between the Company and Fleet Credit Corporation. (15)

            10.53        Amended and Restated Addendum to Master
                         Equipment Lease Agreement between the Company and Fleet Credit Corporation dated December 20, 1994. (l7)

            10.54        Equipment Lease Agreement, dated as of
                         December 28, 1987, between Maryland
                         Nationalease Corporation and the Company.  (17)

            10.55 Amendment to Equipment Lease Agreement, dated as of December 23, 1993, by and between the Company and General Electric Capital
                         Corporation.(15)

            10.56 Amendment to Equipment Lease Agreement, dated as of December 23, 1993, by and between the Company and General Electric Capital Corporation.(1)

            10.57 Agreement among the Company, Hoffmann-LaRoche Inc. and F. Hoffmann-LaRoche Ltd. dated July 7, 1994.(16)(21)

            10.58 IL-12 Joint Development Agreement and License Agreement between the Company and GI-Yamanouchi, Inc. dated August 4, 1994.(16)(21)

            10.59 License Agreement between British Technology Group Limited and the Company dated December 23, 1992.(17)(21)

            10.60 Partnership Agreement of IL-12 Partners between AHP IL-12 Corporation and GI Drug Design, Inc. effective July 1, 1994.(l7)(21)

            10.61 License Agreement between the Company and GI Drug Design, Inc. effective July 1, 1994.(17)(21)

            10.62 Assignment and Assumption Agreement among GI Drug Design, Inc., IL-12 Partners and the Company effective July 1, 1994.(17)(21)

            10.63 Sale, Assignment and Assumption Agreement between AHP IL-12 Corporation and GI Drug Design, Inc. effective July 1, 1994.(17)(21)

            10.64 Parent Company Agreement among the Company, American Home Products Corporation and AHP Biotech Holdings, Inc. effective July 1, 1994.(17)

            10.65 GI Research and Development Agreement between IL-12 Partners and the Company effective July 1, 1994.(17)(21)

            10.66 Wyeth Research and Development Agreement between IL-12 Partners and American Home Products Corporation effective July 1, 1994.(17)

            10.67 Amended and Restated License Agreement between the Company and Sofamor Danek Properties, Inc. dated as of February 15, 1995.(18)(21)

            10.68 Yamanouchi Assignment, Assumption and Master Agreement among GPDC Partnership, Yamanouchi Pharmaceutical Co., Ltd., GI-Yamanouchi, Inc., the Company and GI JJV, Inc. dated as of June 1, 1995.(19)(21)

            10.69 Option/License Agreement between Bristol-Myers Squibb Company and the Company dated as of May 24, 1995 and related letter Agreements of September 21, 1995 and October 5, 1995.(20)(21)

            10.70 Amendment, dated as of December 22, 1995, to the Agreements by and between the Company and Chugai Pharmaceutical Co., Ltd. dated as of June 29, 1984 and November 27, 1985.(1)(22)

            10.71 Amendment, dated January 19, 1996, to the Development and License Agreement between the Company and Boehringer Mannheim GmbH dated as of October 8, 1985.(1)(22)

            21           Subsidiaries of the Company.(1)

            23.1         Consent of Arthur Andersen LLP(1)
          _____________

               (1)  Filed as an exhibit to this Annual Report on Form 10-K.

               (2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-14587) on May 20, 1995 and incorporated herein by reference.

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

               (8) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-34629) on April 30, 1990 and incorporated herein by reference.

               (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1990 (File No. 0-14587) on February 28, 1991 and incorporated herein by reference.

               (10) Filed as an exhibit to the Company's Registration
                    Statement on Form S-4 (Registration No. 33-44418) on December 9, 1991 and incorporated herein by reference.

               (11) Filed as an exhibit to the Company's Annual Report on
                    Form 10-K for the year ended November 30, 1991 (File No. 0-14587) on February 28, 1992 and incorporated herein by reference.

               (12) Filed as an exhibit to the Company's Annual Report on
                    Form 10-K for the year ended November 30, 1992 (File No. 0-14587) on February 28, 1993 and incorporated herein by reference.

               (13) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1993 (File No. 0-14587) on July 1, 1993 and incorporated herein by reference.

               (14) Filed as  an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993 (File No. 0-14587) on September 29, 1993 and incorporated herein by reference.

               (15) Filed as an exhibit to the Company's Annual Report on
                    Form 10-K for the year ended November 30, 1993 (File No. 0-14587) on February 28, 1994 and incorporated herein by reference.

               (16) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-14587) on November 10, 1994 and incorporated herein by reference.

               (17) Filed as an exhibit to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1994 (File No. 0-14587) on March 15, 1995 and incorporated herein by reference.

               (18) Filed as  an exhibit to the  Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 0-14587) on May 12, 1995 and incorporated herein by reference.

               (19) Filed as  an exhibit to the  Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-14587) on August 14, 1995 and incorporated herein by reference.

               (20) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-14587) on November 8, 1995 and incorporated herein by reference.

               (21) Confidential treatment granted as to certain portions.

               (22) Confidential treatment requested as to certain portions which are indicated by an asterisk and filed separately with the Securities and Exchange Commission with an Application for Confidential Treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.