Form 10-Q
period 1996-03-31
GENETICS INSTITUTE INC
filed 1996-05-01
CIK 731336

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1996                 Commission File Number 0-14587
                  --------------                                        -------

                           GENETICS INSTITUTE, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                     04-2718435
- -------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 87 CambridgePark Drive, Cambridge, MA                        02140
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code (617)876-1170
                                                  ------------------------------

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

27,468,963 shares of Common Stock, par value $.01 (including 11,433,204 shares represented by Depositary Shares) were outstanding on April 29, 1996

                            GENETICS INSTITUTE, INC.


                                      INDEX
                                      -----






                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number
- ------------------------------                                           ------

Item 1 - Financial Statements

  Consolidated Condensed Balance Sheets at
    March 31, 1996 and December 31, 1995................................   3
  Consolidated Statements of Operations
    for the Three Months Ended March 31, 1996 and 1995..................   4
  Consolidated Condensed Statements of Cash Flows
    for the Three Months Ended March 31, 1996 and 1995..................   5
  Notes to Consolidated Condensed Financial Statements..................   6


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................   10


PART II - OTHER INFORMATION
- ---------------------------

Item 1 - Legal Proceedings.............................................   14

Item 6 - Exhibits and Reports on Form 8-K..............................   14

Signatures.............................................................   15

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited - in thousands)


                                         March 31,     December 31,
                                           1996           1995
                                         ---------     ------------
ASSETS
Cash and cash equivalents                $ 57,814         $ 33,164
Marketable securities                     219,137          217,670
Accounts receivable                        40,804           40,876
Inventories:
    Materials and supplies                  6,021            5,769
    Work in progress                        2,043              915
    Finished goods                         16,179           14,325
                                         --------         --------

                                           24,243           21,009

Other current assets                        5,953            5,844
                                         --------         --------

    Total current assets                  347,951          318,563

Property, plant and equipment             176,031          174,826
    Less accumulated depreciation         (68,834)         (65,710)
                                         --------         --------

                                          107,197          109,116

Other assets                                5,538            6,132
                                         --------         --------

                                         $460,686         $433,811
                                         ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                         $ 11,589         $  8,936
Accrued merger consideration                4,274            7,615
Other accrued expenses                     26,607           27,145
                                         --------         --------

    Total current liabilities              42,470           43,696

Shareholders' Equity:
    Common stock, par value $.01;
      authorized 50,000,000 shares            272              268
    Additional paid-in capital            613,802          604,013
    Accumulated deficit                  (195,858)        (214,166)
                                         --------         ---------

    Total shareholders' equity            418,216          390,115
                                         --------         --------

                                         $460,686         $433,811
                                         ========         ========


   The accompanying notes are an integral part of these financial statements.


                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands except per share data)



                                          Three Months Ended March 31,
                                          ---------------------------
                                             1996              1995
                                          ---------        ----------
REVENUE
  Product sales                             $29,360           $23,878
  Royalties                                  26,025            10,563
  Collaborative research and development     16,463            17,330
                                            -------           -------

    Total revenue                            71,848            51,771

OPERATING EXPENSES
  Cost of sales                              11,761            13,464
  Research and development                   31,606            26,924
  General and administrative                  6,787             4,400
                                            -------           -------

    Total operating expenses                 50,154            44,788
                                            -------           -------
INCOME FROM OPERATIONS                       21,694             6,983

OTHER INCOME (EXPENSE), NET
  Investment income                           4,375             4,177
  Loss of affiliates, net                    (2,345)           (2,755)
  Other, net                                   (702)           (2,706)
                                            -------           -------
    Total other income (expense), net         1,328            (1,284)
                                            -------           -------

INCOME BEFORE INCOME TAXES                   23,022             5,699

Provision for taxes on income                   694                 -
                                            -------           -------

NET INCOME                                  $22,328           $ 5,699
                                            =======           =======

NET INCOME PER COMMON SHARE
  Primary                                   $   .74           $   .21
                                            =======           =======

  Fully diluted                             $   .73           $   .21
                                            =======           =======

Average shares outstanding
  Primary                                    30,152            26,909
                                            -------           -------

  Fully diluted                              30,450            27,551
                                            -------           -------


   The accompanying notes are an integral part of these financial statements.


                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                 1996                1995
                                                -------            --------
OPERATING ACTIVITIES
Net income                                      $22,328            $  5,699
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities -
  Depreciation and amortization                   3,638               3,194
  Equity in loss of affiliates                    2,345               2,755
  Compensation related to incentive plans           246                 174
  Changes in assets and liabilities              (4,497)            (24,218)
                                                -------            --------
Net cash provided by (used in)
  operating activities                           24,060             (12,396)
                                                -------            --------

INVESTING ACTIVITIES
Purchase of marketable securities               (51,462)            (46,702)
Proceeds from sale/maturity of
    marketable securities                        45,975              49,670
Additions to property, plant and equipment       (6,717)             (6,522)
Investments in affiliates                        (2,345)             (2,755)
Other investing activities                          397                (924)
                                                -------            --------
Net cash used in investing activities           (14,152)             (7,233)
                                                -------            --------
FINANCING ACTIVITIES
Proceeds from stock issuances                     8,798               1,274
Proceeds from sale-leaseback transaction          5,035                   -
Proceeds from exercise of warrants                  909                   -
                                                -------            --------
Net cash provided by financing activities        14,742               1,274
                                                -------            --------

Net increase (decrease) in cash and
   cash equivalents                              24,650             (18,355)

Cash and cash equivalents, beginning
  of period                                      33,164              21,793
                                                -------            --------
Cash and cash equivalents, end of period        $57,814            $  3,438
                                                =======            ========


   The accompanying notes are an integral part of these financial statements.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. Significant Accounting Policies

   Basis of Presentation: The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes for the year ended December 31, 1995.

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

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Transactions with American Home Products Corporation

   On September 19, 1991, the Company and American Home Products Corporation ("AHP") entered into an Agreement and Plan of Merger (the "AHP Transaction") that was consummated on January 16, 1992 through which AHP acquired a 60% interest in the Company. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Common Stock to AHP for an aggregate purchase price of approximately $300.0 million and, for shares of Common Stock owned, the Company's shareholders received a combination of cash and Depositary Shares subject to a call option. Under the terms of the call option, AHP has the right but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $81.32 per share for the period April 1, 1996 to June 30, 1996 and increasing by $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996.

   Independent of its right to call the Depositary Shares, AHP is permitted to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that during the term of the call option its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of March 31, 1996, AHP's total ownership position in the Company approximates 62%.

   The Company is engaged in collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, and the commercialization of recombinant human interleukin-eleven (rhIL-11), a blood cell growth factor. A collaboration with AHP in the area of cellular adhesion discovery research ended as scheduled during the second quarter of 1995. Collaborative research and development revenue includes $4.7 million and $3.1 million for the three month periods ended March 31, 1996 and 1995, respectively, relating to these collaborations with AHP. Losses of affiliates includes $1.2 million and $0.6 million for the three month periods ended March 31, 1996 and 1995, respectively, relating to these collaborations with AHP.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


3. Investments in Debt Securities


   The Company's investment portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. The fair value of cash equivalents approximated the amortized cost of $53.1 million at March 31, 1996. Aggregate fair value, amortized cost and average maturity for marketable securities held at March 31, 1996 and December 31, 1995 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.

                                Amortized      Gross Unrealized          Fair
                                 Cost       Holding Gains (Losses)      Value
                                 ----       ----------------------      -----
March 31, 1996
(In thousands)

    U.S. Government and
       Agency securities
       (average maturity
       of 3.2 years)             $138,850      $  844     $(1,150)      $138,544
    Corporate and other
       debt securities
       (average maturity
       of 2.6 years)               80,535         531        (473)        80,593
                                 --------      ------     -------       --------

                                 $219,385      $1,375     $(1,623)      $219,137
                                 ========      ======     =======       ========
December 31, 1995
(In thousands)

    U.S. Government and
       Agency securities
       (average maturity
       of 3.5 years)             $138,498      $2,823     $  (266)      $141,055
    Corporate and other
       debt securities
       (average maturity
       of 2.6 years)               75,400       1,292         (77)        76,615
                                 --------      ------     -------       --------
                                 $213,898      $4,115     $  (343)      $217,670
                                 ========      ======     =======       ========



   The net unrealized loss on marketable securities for the three months ended March 31, 1996, which has been recorded in shareholders' equity, was $4.0 million. Gross realized gains and losses on sales of marketable securities for the three month periods ended March 31, 1996 and 1995 were not material to the results of operations.

4. Loss of Affiliates, Net

   Loss of affiliates, net consists of the Company's share of benchmark payments or license fees received by the joint ventures, net of the Company's share of research and development expenses incurred by affiliated joint ventures (excluding any research and development or other services provided by the Company to the joint ventures). The Company's share of the joint ventures' revenues, which ranges from 50% to 62.5%, is generally distributed when received by the joint venture. The Company's share of the joint ventures' expenses, which ranges from 25% to 50%, is generally funded as incurred. Investments in such affiliates are accounted for on the equity method and amounted to $0.9 million and $1.6 million at March 31, 1996 and December 31, 1995, respectively.

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

   The Company's loss of affiliates, net for the three months ended March 31, 1996 and 1995 was as follows (in thousands):

                                                Three months ended March 31,
                                                ---------------------------
                                                  1996              1995
                                                  ----              ----
   Combined net loss of affiliated
    joint ventures                               $(7,185)        $(11,447)
                                                 =======         ========
   Company share of joint ventures' net
    loss based on ownership percentage
    share of revenues and expenses                (3,530)          (5,191)
   Elimination of Company share of joint
    venture expenses attributable
    to services provided
    by or benchmarks paid to the Company           1,185            2,436
                                                 -------         --------
   Loss of affiliates, net                       $(2,345)        $ (2,755)
                                                 =======         ========


5. Contingencies

   The Company is involved in various legal proceedings including patent litigation of a nature considered normal to its business.

   Patent infringement proceedings are pending in Europe between Boehringer Mannheim, GmbH ("Boehringer Mannheim") the Company's licensee, and Ortho Pharmaceutical Co., Ltd. and certain Ortho affiliates, licensees of Kirin-Amgen, Inc.'s recombinant EPO patents, seeking injunctive relief and damages for infringement of their respective erythropoietin ("EPO") patent rights.

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

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


   In January 1996, the United States Patent and Trademark Office issued an order to show cause why it should not rule in a patent interference proceeding that the patents owned by Stryker Corporation purporting to cover recombinant human bone morphogenetic protein-two ("rhBMP-2") do not interfere with the Company's rhBMP-2 patent estate, and that the Stryker Corporation patents are not invalid in view of certain prior art publications. The Company believes the decision is incorrect and plans to respond and appeal, as appropriate. Because the Company's discovery of rhBMP-2 and its related rhBMP-2 patent filings substantially predate the Stryker Corporation patent filings, the Company believes that it is unlikely that rhBMP-2 products can be validly covered by Stryker Corporation patents. However, the Company can provide no assurance as to the outcome of any future legal proceeding.

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

   In the opinion of the Company, although the outcome of any currently pending litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position but could be material to the Company's future results of operations.

6. Acquisition of SciGenics, Inc.

   In the fourth quarter of 1995, the Company acquired 100% of the callable common stock of SciGenics, Inc. ("SciGenics"). The acquisition was made pursuant to the terms of a cash tender offer in which the Company acquired approximately 67% of the callable common stock of SciGenics at $14.00 per share. The remaining equity interest in SciGenics was acquired upon the merger of a wholly owned subsidiary of the Company into SciGenics, with SciGenics being the surviving corporation. In the merger, each share of callable common stock of SciGenics not held by the Company was converted into the right to receive $14.00 in cash for a total purchase price of $29.3 million for the 2,090,909 shares acquired. As of December 31, 1995, SciGenics shareholders holding 543,908 shares indicated their intention to demand an appraisal of the fair value of their shares under Delaware law and the Company accrued merger consideration of $14.00 per share for those shares. During the first quarter of 1996, certain of these shareholders elected to forego the appraisal process and tendered their shares. As a result, at March 31, 1996, the Company had a balance of $4.3 million of accrued merger consideration, or 305,250 shares at $14.00 per share. On April 7, 1996, all appraisal rights expired without any appraisal actions being filed. The Company expects to complete the payment of all remaining merger consideration of $14.00 per share in the second quarter of 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Genetics Institute, Inc. and subsidiaries (the "Company") are principally engaged in discovering, developing and commercializing biopharmaceutical products using recombinant DNA and related technologies.

The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992 (see Note 2 of Notes to Consolidated Condensed Financial Statements). Under the terms of a call option, AHP has the right, but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $81.32 per share for the period April 1, 1996 to June 30, 1996 and increasing by $1.84 on a quarterly basis to $85.00 per share for the quarter ending December 31, 1996 (the "Call Option").

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995. The Company reported net income of $22.3 million for the first quarter of 1996, compared with net income of $5.7 million for the first quarter of 1995.

The Company's revenues include product sales from the supply of recombinant human antihemophilic factor concentrate ("rhAHF") to Baxter Healthcare Corporation ("Baxter"), royalties on sales of products by licensees, and collaborative research and development revenue for activities conducted under agreements with the Company's joint venture partners and certain licensees. Revenues for the first quarter of 1996 totaled $71.8 million, an increase of 39%, or $20.1 million, from the first quarter of 1995.

Product sales increased 23%, or $5.5 million, to $29.4 million for the first quarter of 1996 due primarily to increases in the unit volume of rhAHF shipped to Baxter. Royalties increased $15.5 million to $26.0 million for the first quarter of 1996. In January 1996, the company expanded and restructured its license agreement with Boehringer Mannheim GmbH ("Boehringer Mannheim") for erythropoietin ("EPO"). Under the amended agreement, the Company licensed Boehringer Mannheim to sell EPO in additional countries in the Asia-Pacific area and Boehringer Mannheim agreed to pay the Company license fees and future benchmark payments for the expanded territories. The restructuring also provides Boehringer Mannheim with greater financial responsibility for and control over the prosecution and settlement of patent suits against third party infringers, and Boehringer Mannheim agreed to release from escrow approximately $8.0 million in royalties it previously withheld from the Company to finance such litigation expenses, and to cease to withhold any additional royalties for this purpose. The restructuring establishes a new royalty rate applicable to Boehringer Mannheim's original territories that cannot be decreased by any future EPO patent settlement or for any other reason. Royalties in the first quarter of 1996 include $11.4 million relating to the termination of the escrow arrangement. Excluding this amount, royalties increased 39%, or $4.1 million, to $14.7 million, primarily due to increases in the volume of Baxter's sales of Recombinate [Trademark] Antihemophilic Factor (Recombinant) and in the volume of licensees' sales of EPO. Effective April 1, 1996, the Japanese government reduced the price of EPO products in Japan by 15.5% which may reduce the growth rate of EPO royalty income from Japan in the near-term.

Collaborative research and development revenue decreased 5% to $16.5 million for the first quarter of 1996. Collaborative research and development revenue for 1996 includes license fees and benchmark payments totaling $10.0 million relating to the agreement with Boehringer Mannheim discussed above. Collaborative research and development revenue for the first quarter of 1995 includes $12.5 million recognized in connection with an agreement between the Company and Sofamor Danek Group, Inc. to commercialize recombinant human bone morphogenetic protein-two ("rhBMP-2") in North America for use in certain surgical procedures involving the spine. Collaborative research and development revenue

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



includes $4.7 million and $3.1 million for the first quarter of 1996 and 1995, respectively, relating to collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve ("rhIL-12"), an immune system modulatory protein, and in 1995 in the area of cellular adhesion discovery research.

Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from licensees. Such third party royalties totaled $2.6 million and $1.2 million in the first quarters of 1996 and 1995, respectively. Cost of sales excluding such third party royalties, as a percentage of product sales was 31% and 51% for the first quarters of 1996 and 1995, respectively. The significant percentage decrease in 1996 was primarily due to lower unit manufacturing costs.

Research and development expense increased 17% to $31.6 million in the first quarter of 1996 as compared to the first quarter of 1995, primarily due to increases in development costs for recombinant Factor IX ("rFIX") and for Neumega[Trademark] recombinant human interleukin eleven, product candidates that are presently in pivotal clinical trials. Increases in clinical manufacturing costs and the costs of the Company's genomics discovery research program also contributed to the increase from the prior year in research and development costs. General and administrative expenses increased 54% to $6.8 million in the first quarter of 1996 as compared to the first quarter of 1995, primarily due to expansion of the Company's commercial operations function and to an increase in market development and other activities preparatory to the commercialization of rFIX. General and administrative expenses for 1996 are expected to continue to exceed those recorded in 1995 as the Company puts in place the commercial infrastructure to market and sell rFIX in North America.

Investment income increased 5% in the first quarter of 1996 due to a net realized gain on sales of marketable securities as compared with a net realized loss recorded in the first quarter of 1995.

Losses of affiliates, net, of $2.3 million and $2.8 million were recorded in first quarters of 1996 and 1995, respectively. Certain of the Company's product development activities in Japan are being conducted through GI-Yamanouchi, Inc. (the "GYJ"), a joint venture with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). In the second quarter of 1995, the GYJ assigned its rights to the development and commercialization of rhBMP-2 in Japan to Yamanouchi. The decrease in loss of affiliates, net, was primarily due to this restructuring of the GYJ. In addition, the Company is conducting certain rhIL-12 product development activities through IL-12 Partners, a joint venture with AHP. Loss of affiliates, net includes $1.2 million and $0.6 million for the first quarter of 1996 and 1995, respectively, relating to the rhIL-12 collaboration with AHP.


LEGAL PROCEEDINGS

The Company is engaged in various legal proceedings including patent litigation of a nature considered normal to its business. See Note 5 of the Notes to Consolidated Condensed Financial Statements which is incorporated by reference herein.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities (recorded at fair market value) totaled $277.0 million at March 31, 1996, an increase of $26.1 million from December 31, 1995. The total increase in cash and marketable securities of $30.1 million was offset by a non-cash net unrealized loss on marketable securities of $4.0 million. For the first quarter of 1996, $24.1 million in cash was provided by operations. In addition, the Company received proceeds of $8.8 million from the issuance of stock (primarily from the exercise of stock options), $0.9 million from the exercise of warrants and $5.0 million from a sale-leaseback of equipment. These sources of cash were offset by investments of $6.7 million in plant and equipment and $1.9 million in affiliates and other activities.

At March 31, 1996, 2,065,609 warrants, which expire on May 31, 1996, were outstanding. These warrants are exercisable for the same consideration received by shareholders in the AHP Transaction. Assuming that the amount of such consideration continues to exceed the exercise price of the warrants, their exercise would provide an additional $74.2 million of cash proceeds to the Company. In addition, in connection with the Company's acquisition of SciGenics, Inc. in the fourth quarter of 1995, the Company accrued merger consideration for shares held by shareholders who had indicated an intention to exercise appraisal rights. During the first quarter of 1996, certain of these shareholders elected to forego the appraisal process and tendered their shares. As a result, at March 31, 1996, the Company had a balance of $4.3 million of accrued merger consideration, or 305,250 shares at $14.00 per share. On April 7, 1996, all appraisal rights expired without any appraisal actions being filed. The
Company expects to complete the payment of all remaining merger consideration of $14.00 per share in the second quarter of 1996.

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

FINANCIAL OUTLOOK

The Company expects to be profitable in 1996. However, the level of the Company's profitability in 1996 and thereafter depends upon a number of factors including: the volume and cost of bulk rhAHF concentrate manufactured by the Company and sold to Baxter; the Company's ability to manufacture sufficient quantities of bulk rhAHF concentrate to meet Baxter's requirements; the volume and price of Baxter's sales of Recombinate[Trademark] Antihemophilic Factor (Recombinant); licensees' sales of EPO and the impact of infringement litigation on EPO royalty income (as discussed in "Legal Proceedings" above); the success of the Company's development collaborations with others (including AHP) and the

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




achievement of development benchmarks under existing collaborative arrangements; and the ability of the Company to consummate new collaborative agreements. For years after 1996, profitability will also depend on the successful completion of clinical trials, subsequent regulatory approvals for commercialization of biopharmaceuticals under development, including rFIX and Nuemega[Trademark] rhIL-11, and the timing of any such regulatory approvals.

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

Significant volatility of market valuations has been associated with the business and operations of biopharmaceutical companies. Developments involving the Company or its competitors concerning technological innovations, new commercial products, results of clinical trials, patents, proprietary rights and related infringement disputes, results of litigation, and the expense and time associated with obtaining requisite government approvals may have a significant impact on the Company's business and on its market valuation. As of March 31, 1996, four of the Company's proprietary product candidates were in human clinical trials. Phase I and phase II data are preliminary measurements of a product's safety and efficacy and do not necessarily assure positive phase III data or ultimate regulatory approval for commercial sale. The Company's market valuation could be subject to volatility based upon the outcome of clinical trials and as investors interpret the results of the Company's current and future clinical trials. In addition, the Call Option held by AHP, which expires on December 31, 1996, may have an impact on the volatility of the Company's market valuation.

                           Part II - Other Information
                           ---------------------------

Item 1. Legal Proceedings
- ------  -----------------

       See Note 5 of Notes to the Consolidated Condensed Financial Statements provided in Part I of this Quarterly Report on Form 10-Q, which Note is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K
- ------  --------------------------------

    (a) The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

    (b)  No reports were filed on Form 8-K during the quarter ended
         March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENETICS INSTITUTE, INC.
                                       ------------------------
                                             (Registrant)




Date:   May 1, 1996                    By:
        -----------                       -------------------------------------
                                          Garen G. Bohlin,
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal  Financial  Officer and
                                          Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------




Exhibit No.                      Description                            Page
- -----------                      -----------                            ----


   10.1           Amended and Restated Addendum to Master
                  Equipment Lease Agreement between the Company
                  and Fleet Credit Corporation, dated February
                  23, 1996.                                              17

   11             Computation of Earnings Per Share                      18

   27             Financial Data Schedule (EDGAR)