Form 10-Q
period 1996-06-30
GENETICS INSTITUTE INC
filed 1996-08-08
CIK 731336

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996                   Commission File Number 0-14587
                  -------------                                          -------

                            GENETICS INSTITUTE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    04-2718435
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

87 CambridgePark Drive, Cambridge, MA                        02140
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code  (617) 876-1170
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

29,560,000 shares of Common Stock, par value $.01 (including 16,836,890 shares represented by Depositary Shares) were outstanding on August 2, 1996.

                            GENETICS INSTITUTE, INC.

                                      INDEX

                                                                             Page
PART I - FINANCIAL INFORMATION                                              Number
- ------------------------------                                              ------

Item 1 - Financial Statements

   Consolidated Condensed Balance Sheets at
      June 30, 1996 and December 31, 1995 .................................    3
   Consolidated Statements of Operations
      for the Three and Six Months Ended June 30, 1996 and 1995 ...........    4
   Consolidated Condensed Statements of Cash Flows
      for the Six Months Ended June 30, 1996 and 1995 .....................    5
   Notes to Consolidated Condensed Financial Statements ...................    6


Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations ..........................   11


PART II - OTHER INFORMATION
- ---------------------------

Item 1 - Legal Proceedings ................................................   15

Item 4 - Submission of Matters to a Vote of Security Holders ..............   15

Item 6 - Exhibits and Reports on Form 8-K .................................   15

Signatures ................................................................   16


                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited - in thousands except share amounts)

                                                       June 30,      December 31,
                                                         1996            1995
                                                      ---------      ------------

ASSETS

Cash and cash equivalents                             $ 117,832       $  33,164
Marketable securities                                   229,440         217,670
Accounts receivable                                      50,669          40,876
Inventories:
      Materials and supplies                              6,469           5,769
      Work in progress                                    2,080             915
      Finished goods                                     16,872          14,325
                                                      ---------       ---------
                                                         25,421          21,009

Other current assets                                      6,316           5,844
                                                      ---------       ---------
      Total current assets                              429,678         318,563

Property, plant and equipment                           184,607         174,826
      Less accumulated depreciation                     (73,291)        (65,710)
                                                      ---------       ---------
                                                        111,316         109,116

Other assets                                              5,348           6,132
                                                      ---------       ---------
                                                      $ 546,342       $ 433,811
                                                      =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                      $  11,051       $   8,936
Accrued merger consideration                                 --           7,615
Other accrued expenses                                   32,383          27,145
                                                      ---------       ---------
      Total current liabilities                          43,434          43,696

Shareholders' Equity:
      Common stock, par value $.01;
         authorized 50,000,000 shares                       295             268
      Additional paid-in capital                        691,680         604,013
      Accumulated deficit                              (189,067)       (214,166)
                                                      ---------       ---------
      Total shareholders' equity                        502,908         390,115
                                                      ---------       ---------
                                                      $ 546,342       $ 433,811
                                                      =========       =========




   The accompanying notes are an integral part of these financial statements.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited - in thousands except per share data)

                                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                                  ---------------------------       -------------------------
                                                                      1996            1995            1996             1995
                                                                    -------         -------         --------         -------
REVENUE
   Product sales                                                    $32,979         $22,631         $ 62,339         $46,509
   Royalties                                                         17,503          13,396           43,528          23,959
   Collaborative research and development                            14,032           9,883           30,495          27,213
                                                                    -------         -------         --------         -------
          Total revenue                                              64,514          45,910          136,362          97,681

OPERATING EXPENSES
   Cost of sales                                                     12,639          13,416           24,400          26,880
   Research and development                                          38,051          31,621           69,657          58,545
   General and administrative                                         7,497           5,068           14,284           9,468
                                                                    -------         -------         --------         -------
          Total operating expenses                                   58,187          50,105          108,341          94,893
                                                                    -------         -------         --------         -------

INCOME (LOSS) FROM OPERATIONS                                         6,327          (4,195)          28,021           2,788

OTHER INCOME (EXPENSE), NET
   Investment income                                                  3,303           4,506            7,678           8,683
   (Loss) income of affiliates, net                                  (1,948)          4,926           (4,293)          2,171
   Other, net                                                          (382)            203           (1,084)         (2,503)
                                                                    -------         -------         --------         -------
          Total other income (expense), net                             973           9,635            2,301           8,351
                                                                    -------         -------         --------         -------

INCOME BEFORE INCOME TAXES                                            7,300           5,440           30,322          11,139

Provision for taxes on income                                           216             270              910             270
                                                                    -------         -------         --------         -------

NET INCOME                                                          $ 7,084         $ 5,170         $ 29,412         $10,869
                                                                    =======         =======         ========         =======

NET INCOME PER COMMON SHARE                                         $   .23         $   .19         $    .96         $   .41
                                                                    =======         =======         ========         =======

Average shares outstanding                                           31,221          26,696           30,710          26,662
                                                                    -------         -------         --------         -------


   The accompanying notes are an integral part of these financial statements.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited - in thousands)

                                                                          Six Months Ended June 30,
                                                                        -----------------------------
                                                                           1996                1995
                                                                        ---------           ---------
OPERATING ACTIVITIES
Net income                                                              $  29,412           $  10,869
Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities -
    Depreciation and amortization                                           8,071               9,279
    Equity in loss (income) of affiliates                                   4,293              (2,171)
    Compensation related to incentive plans                                   655                 362
    Changes in assets and liabilities                                      (7,324)            (20,224)
                                                                        ---------           ---------

Net cash provided by (used in) operating
    activities                                                             35,107              (1,885)
                                                                        ---------           ---------

INVESTING ACTIVITIES
Purchase of marketable securities                                        (138,670)           (108,359)
Proceeds from sale/maturity of
    marketable securities                                                 122,586             130,562
Payment of merger consideration                                            (7,615)                 --
Additions to property, plant and equipment                                (15,296)            (12,799)
Investments in affiliates                                                  (4,293)             (1,829)
Other investing activities                                                    775                (626)
                                                                        ---------           ---------

Net cash provided by (used in) investing activities                       (42,513)              6,949
                                                                        ---------           ---------


FINANCING ACTIVITIES

Proceeds from stock issuances                                              11,952               3,410
Proceeds from sale-leaseback transaction                                    5,035                  --
Proceeds from exercise of warrants                                         75,087                  --
                                                                        ---------           ---------

Net cash provided by financing activities                                  92,074               3,410
                                                                        ---------           ---------

Net increase in cash and cash
    equivalents                                                            84,668               8,474

Cash and cash equivalents, beginning of
    period                                                                 33,164              21,793
                                                                        ---------           ---------

Cash and cash equivalents, end of period                                $ 117,832           $  30,267
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

2.  Transactions with American Home Products Corporation

    On September 19, 1991, the Company and American Home Products Corporation ("AHP") entered into an Agreement and Plan of Merger (the "AHP Transaction") that was consummated on January 16, 1992 through which AHP acquired a 60% interest in the Company. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Common Stock to AHP for an aggregate purchase price of approximately $300.0 million and, for shares of Common Stock owned, the Company's shareholders received a combination of cash and Depositary Shares subject to a call option. Under the terms of the call option, AHP has the right but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $83.16 per share for the period July 1, 1996 to September 30, 1996 and $85.00 per share for the period October 1, 1996 to December 31, 1996.

    Independent of its right to call the Depositary Shares, AHP is permitted to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that during the term of the call option its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. AHP's ownership position decreased from approximately 62% at March 31, 1996 to approximately 60% as of June 30, 1996, due primarily to the issuance of Depositary Shares in connection with the exercise of warrants discussed in Note 7.

    The Company is engaged in collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, and the commercialization of Neumega[Registered Trademark] recombinant human interleukin-eleven (rhIL-11), a blood cell growth factor. A collaboration with AHP in the area of cellular adhesion discovery research ended as scheduled during the second quarter of 1995. Collaborative research and development revenue includes $0.9 million and $5.7 million, respectively, for the three and six month periods ended June 30, 1996 and $4.8 million and $7.9 million, respectively, for the three and six month periods ended June 30, 1995, relating to these collaborations with AHP. (Loss) income of affiliates, net, includes losses of $0.5 million and $1.7 million for the three and six month periods ended June 30, 1996 and $0.9 million and $1.5 million, respectively, for the three and six month periods ended June 30, 1995,

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

relating to these collaborations with AHP.

3.  Investments in Debt Securities

    The Company's investment portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. The fair value of cash equivalents approximated the amortized cost of $117.2 million at June 30, 1996. Aggregate fair value, amortized cost and average maturity for marketable securities held at June 30, 1996 and December 31, 1995 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.

                                                Amortized             Gross Unrealized               Fair
                                                  Cost             Holding Gains (Losses)            Value
                                                  ----             ----------------------            -----

June 30, 1996
(In thousands)

U.S. Government and Agency
     securities (average maturity
     of 2.9 years)                              $105,993            $  683        $  (939)          $105,737
Corporate and other debt securities
     (average maturity of 2.5 years)             123,988               394           (679)           123,703
                                                --------            ------        -------           --------

                                                $229,981            $1,077        $(1,618)          $229,440
                                                ========            ======        =======           ========
December 31, 1995
(In thousands)

U.S. Government and Agency
     securities (average maturity
     of 3.5 years)                              $138,498            $2,823        $  (266)          $141,055
Corporate and other debt securities
     (average maturity of 2.6 years)              75,400             1,292            (77)            76,615
                                                --------            ------        -------           --------

                                                $213,898            $4,115        $  (343)          $217,670
                                                ========            ======        =======           ========


    The net unrealized holding loss on marketable securities at June 30, 1996 was $0.5 million. For the three and six month periods ended June 30, 1996, changes in net unrealized holding losses of $0.3 million and $4.3 million, respectively, are recorded in shareholders' equity. Gross realized gains and losses on sales of marketable securities for the quarter ended June 30, 1996 were $0.1 million and $1.2 million, respectively, and for the six months ended June 30, 1996 were $0.8 million and $1.5 million, respectively. Gross realized gains and losses on sales of marketable securities for the three and six month periods ended June 30, 1995 were not material to the results of operations.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.  (Loss) Income of Affiliates, Net

    (Loss) income of affiliates, net consists of the Company's share of benchmark payments or license fees received by the joint ventures, net of the Company's share of research and development expenses incurred by affiliated joint ventures (excluding any research and development or other services provided by the Company to the joint ventures). The Company's share of the joint ventures' revenues, which ranges from 50% to 62.5%, is generally distributed when received by the joint venture. The Company's share of the joint ventures' expenses, which ranges from 25% to 50%, is generally funded as incurred. Investments in such affiliates are accounted for on the equity method and amounted to $0.7 million and $1.6 million at June 30, 1996 and December 31, 1995, respectively.

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

    The Company's (loss) income of affiliates, net for the three and six months ended June 30, 1996 and 1995 was as follows (in thousands):

                                                          Three months ended June 30,   Six months ended June 30,
                                                          ---------------------------   -------------------------
                                                               1996          1995          1996            1995
                                                             -------        ------       --------        -------

Combined net (loss) income of affiliated
         joint ventures                                      $(6,301)       $3,461       $(13,483)       $(6,895)
                                                             =======        ======       ========        =======
Company share of joint ventures' net
         (loss) income based on ownership percentage
         share of revenues and expenses                       (3,118)        2,275         (6,647)        (2,644)
Elimination of Company share of joint venture
         expenses attributable to services provided
         by or benchmarks paid to the Company                  1,170         2,651          2,354          4,815
                                                             -------        ------       --------        -------
(Loss) income of affiliates, net                             $(1,948)       $4,926       $ (4,293)       $ 2,171
                                                             =======        ======       ========        =======

5.  Contingencies

    The Company is involved in various legal proceedings including patent litigation of a nature considered normal to its business.

    Patent infringement proceedings are pending in Europe between Boehringer Mannheim GmbH ("Boehringer Mannheim"), the Company's licensee, and Ortho Pharmaceutical Co., Ltd. and certain Ortho affiliates, licensees of Kirin-Amgen, Inc.'s recombinant EPO patents, seeking injunctive relief and damages for infringement of their respective erythropoietin ("EPO") patent rights.

    The patents which are at issue in these suits have also been the subject of European Patent Office proceedings. In June 1994, a claim in the Company's European patent covering homogeneous EPO compositions (the '539 patent) was upheld by the Opposition Division of the European Patent Office. This decision has been appealed. In September 1994, an appellate hearing was held before the Board of Technical Appeals of the European Patent Office relating to oppositions to Kirin-Amgen's European recombinant EPO patent. The Board ruled that a modified version of certain of Kirin-Amgen's original claims in the patent filing was valid. However, it is uncertain whether Kirin-

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

    Amgen's claims cover the making, using or selling of Boehringer Mannheim's recombinant EPO.

    The Company can provide no assurance as to the outcome of these European proceedings. If as a result of these proceedings Boehringer Mannheim is forced to withdraw from any or all markets, the Company's future royalty income from Boehringer Mannheim, (which, excluding $11.4 million recognized in connection with the termination of an escrow arrangement, totaled $10.5 million for the six month period ended June 30, 1996), could be reduced or eliminated.

    In January 1996, the United States Patent and Trademark Office issued an order to show cause why it should not rule in a patent interference proceeding that the patents owned by Stryker Corporation ("Stryker") purporting to cover recombinant human bone morphogenetic protein-two ("rhBMP-2") do not interfere with the Company's rhBMP-2 patent estate, and that the Stryker patents are not invalid in view of certain prior art publications. In August 1992 and November 1994, respectively, the Company was issued U.S. patents covering rhBMP-7 currently in development by Stryker and Creative BioMolecules, Inc. ("Creative") under the name OP-1. Stryker also has pending patent applications directed to rhBMP-7. The Company can provide no assurance as to the outcome of any future interference or other legal proceeding with respect to these patents and patent applications.

    In July 1996, the Company, Stryker and Creative entered a cross-license agreement. Under this agreement, which covers both issued patents and pending patent applications, the Company and Yamanouchi Pharmaceutical Co., Ltd., its partner in the worldwide development of the Company's bone growth factors, obtained, among other rights, exclusive rights to rhBMP-2 under both their own and the Stryker/Creative patents; and Stryker and Creative obtained, among other rights, exclusive rights to OP-1 under both their own and the Company's patents. The cross-license agreement becomes effective as of July 15, 1996, upon expiration of the waiting period under the Hart-Scott-Rodino Act. The Company can provide no assurance as to the timing or outcome of such regulatory review.

    In the opinion of the Company, although the outcome of any currently pending litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position but could be material to the Company's future results of operations in any one accounting period.

6.  Acquisition of SciGenics, Inc.

    In the fourth quarter of 1995, the Company acquired 100% of the callable common stock of SciGenics, Inc. ("SciGenics"). The acquisition was made pursuant to the terms of a cash tender offer in which the Company acquired approximately 67% of the callable common stock of SciGenics at $14.00 per share. The remaining equity interest in SciGenics was acquired upon the merger of a wholly owned subsidiary of the Company into SciGenics, with SciGenics being the surviving corporation. In the merger, each share of callable common stock of SciGenics not held by the Company was converted into the right to receive $14.00 in cash for a total purchase price of $29.3 million for the 2,090,909 shares acquired. As of December 31, 1995, SciGenics shareholders holding 543,908 shares indicated their intention to demand an appraisal of the fair value of their shares under Delaware law and the Company accrued merger consideration of $14.00 per share for those shares. During the first quarter of 1996, certain of these shareholders elected to forego the appraisal process and tendered their shares. On April 7, 1996, all appraisal rights expired without any appraisal actions being filed and as of June 30, 1996, substantially all SciGenics shares have been tendered for $14.00 per share.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7.  Warrants

    Approximately 2.1 million warrants for the purchase of the Company's Common Stock at an exercise price of $35.92 per share were outstanding at March 31, 1996. Substantially all of the warrants were exercised on or before May 31, 1996, the expiration date of the warrants, providing the Company with $75.1 million of proceeds. Upon exercise, each warrant was converted into six-tenths of a Depositary Share and $20.00 in cash, which represented the same consideration received by shareholders in the AHP Transaction. As a result of the warrant exercises, the Company issued 836,149 shares of Common Stock to AHP and 1,254,224 Depositary Shares to warrant holders which decreased AHP's total ownership position from approximately 62% at March 31, 1996 to approximately 60% at June 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Genetics Institute, Inc. and subsidiaries (the "Company") are principally engaged in discovering, developing and commercializing biopharmaceutical products using recombinant DNA and related technologies.

The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992 (see Note 2 of Notes to Consolidated Condensed Financial Statements). Under the terms of a call option, AHP has the right, but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $83.16 per share for the period July 1, 1996 to September 30, 1996 and $85.00 per share for the period October 1, 1996 to December 31, 1996 (the "Call Option").

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1996 and 1995. The Company reported net income of $7.1 million for the second quarter ended June 30, 1996 and net income of $29.4 million for the six months ended June 30, 1996, compared with net income of $5.2 million for the second quarter ended June 30, 1995 and net income of $10.9 million for the six months ended June 30, 1995.

The Company's revenues include product sales from the supply of recombinant human antihemophilic factor concentrate ("rhAHF") to Baxter Healthcare Corporation ("Baxter"), royalties on sales of products by licensees, and collaborative research and development revenue for activities conducted under agreements with the Company's joint venture partners and certain licensees. Revenue for the second quarter of 1996 totaled $64.5 million, an increase of 41%, or $18.6 million, from the second quarter of 1995. Six month revenue of $136.4 million increased 40% from prior year levels.

Product sales increased 46%, or $10.3 million, to $33.0 million for the second quarter of 1996 and increased 34% for the first six months of 1996, due primarily to increases in the unit volume of rhAHF shipped to Baxter. Royalties increased 31%, or $4.1 million, to $17.5 million for the second quarter of 1996 primarily due to increases in the volume of Baxter's sales of Recombinate[Trademark] Antihemophilic Factor (Recombinant) and in the volume of licensees' sales of erythropoietin ("EPO"). Royalties for the first half of 1996 increased 82% to $43.5 million. In January 1996, the company expanded and restructured its license agreement with Boehringer Mannheim GmbH ("Boehringer Mannheim") for EPO. Under the amended agreement, the Company licensed Boehringer Mannheim to sell EPO in additional countries in the Asia-Pacific area and Boehringer Mannheim agreed to pay the Company license fees and future benchmark payments for the expanded territories. The restructuring also provides Boehringer Mannheim with greater financial responsibility for and control over the prosecution and settlement of patent suits against third party infringers, and Boehringer Mannheim agreed to release from escrow $8.0 million in royalties it previously withheld from the Company to finance such litigation expenses, and to cease to withhold any additional royalties for this purpose. The restructuring established a new royalty rate applicable to Boehringer Mannheim's original territories that cannot be decreased by any future EPO patent settlement or for any other reason. Royalties in the first quarter of 1996 included $11.4 million (including the $8.0 million released from escrow) relating to the termination of the escrow arrangement. Excluding this amount, royalties for the first half of 1996 increased 34%, or $8.2 million, to $32.1 million, primarily due to the increases in the volume of licensees' sales discussed above. Effective April 1, 1996, the Japanese government reduced the price of EPO products in Japan by 15.5% which may reduce the growth rate of EPO royalty income from Japan in the near-term.

Collaborative research and development revenue increased 42%, or $4.1 million, to $14.0 million for the second quarter of 1996 and increased 12% for the first six months of 1996. Collaborative research and development revenue includes payments of $12.5 million in both the second quarter of 1996 and in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the first quarter of 1995 relating to an agreement between the Company and Sofamor Danek Group, Inc. to commercialize recombinant human bone morphogenetic protein-two ("rhBMP-2") in North America for use in certain surgical procedures involving the spine. Collaborative research and development revenue for the first half of 1996 includes license fees and benchmark payments totaling $10.0 million, recorded in the first quarter of 1996, relating to the agreement with Boehringer Mannheim discussed above. Collaborative research and development revenue includes $0.9 million and $4.8 million for the second quarters of 1996 and 1995, respectively, and $5.7 million and $7.9 million for the first six months of 1996 and 1995, respectively, relating to collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve ("rhIL-12"), an immune system modulatory protein, and in 1995 in the commercialization of Neumega[Registered Trademark] recombinant human interleukin-eleven ("rhIL-11") and in the area of cellular adhesion discovery research.

Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from licensees. Such third party royalties totaled $2.3 million and $1.4 million in the second quarters of 1996 and 1995, respectively. Cost of sales excluding such third party royalties, as a percentage of product sales, was 31% and 53% for the second quarters of 1996 and 1995, respectively, and 31% and 52% for the first six months of 1996 and 1995, respectively. The significant improvement in gross margin in 1996 was primarily due to lower unit manufacturing costs.

Research and development expense increased 20% to $38.1 million in the second quarter of 1996 as compared with the second quarter of 1995 and increased 19% for the first half of 1996, primarily due to the expansion of certain discovery research collaborations and increases in the cost of the Company's genomics discovery research program. General and administrative expenses increased 48% in the second quarter of 1996 to $7.5 million and increased 51% in the first half of 1996, primarily due to expansion of the Company's commercial operations function and to an increase in market development and other activities preparatory to the commercialization of BeneFIX[Trademark] recombinant Factor IX ("rFIX"). General and administrative expenses for 1996 are expected to continue to exceed those recorded in 1995 as the Company puts in place the commercial infrastructure necessary to market and sell BeneFIX[Trademark] rFIX in North America.

Investment income decreased 27% in the second quarter and 12% in the first half of 1996 due to lower average balances of marketable securities and lower rates of total return in 1996 than in the corresponding periods in 1995.

Losses of affiliates, net, of $1.9 million and $4.3 million were recorded in the three and six months ended June 30, 1996, respectively, and income of affiliates, net, of $4.9 million and $2.2 million were recorded in the three and six months ended June 30, 1995, respectively. Certain of the Company's product development activities in Japan are being conducted through GI-Yamanouchi, Inc. (the "GYJ"), a joint venture with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). In the second quarter of 1995, the GYJ assigned its rights to the development and commercialization of rhBMP-2 in Japan to Yamanouchi and the Company recognized income of affiliates of $7.3 million in connection with this transaction. In addition, the Company is conducting certain rhIL-12 product development activities through IL-12 Partners, a joint venture with AHP. (Loss) income of affiliates, net includes $0.5 million and $0.9 million for the second quarter of 1996 and 1995, respectively, and $1.7 million and $1.5

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


million for the first six months of 1996 and 1995, respectively, relating to the rhIL-12 collaboration with AHP.

LEGAL PROCEEDINGS

The Company is engaged in various legal proceedings including patent litigation of a nature considered normal to its business. See Note 5 of the Notes to Consolidated Condensed Financial Statements which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities (recorded at fair market value) totaled $347.3 million at June 30, 1996, an increase of $96.4 million from December 31, 1995. For the first half of 1996, $35.1 million in cash was provided by operating activities. In addition, the Company received proceeds of $75.1 million from the exercise of warrants, $12.0 million from the issuance of stock (primarily from the exercise of stock options), and $5.0 million from the sale-leaseback of equipment. These sources of cash were offset primarily by investments of $15.3 million in plant and equipment and the payment of merger consideration of $7.6 million to complete the acquisition of SciGenics, Inc.

In connection with the Company's acquisition of SciGenics, Inc. in the fourth quarter of 1995, the Company accrued merger consideration for shares held by shareholders who had indicated an intention to exercise appraisal rights. During the first quarter of 1996, certain of these shareholders elected to forego the appraisal process and tendered their shares for $14.00 per share, or $3.3 million in the aggregate. On April 7, 1996, all appraisal rights expired without any appraisal actions being filed and, during the second quarter of 1996, substantially all the remaining SciGenics shares were tendered for $14.00 per share, or $4.3 million.

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

FINANCIAL OUTLOOK

The Company expects to be profitable for the second half of 1996 based on the current outlook for existing core business arrangements. However, the level of the Company's profitability for the second half of 1996 and thereafter depends upon a number of factors including: the volume and cost of bulk rhAHF concentrate manufactured by the Company and sold to Baxter; the Company's ability to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

manufacture sufficient quantities of bulk rhAHF concentrate to meet Baxter's requirements; the volume and price of Baxter's sales of Recombinate[Trademark] Antihemophilic Factor (Recombinant); licensees' sales of EPO and the impact of infringement litigation on EPO royalty income (as discussed in "Legal Proceedings" above); the success of the Company's development collaborations with others (including AHP) and the achievement of development benchmarks under existing collaborative arrangements; and the ability of the Company to consummate new collaborative agreements. For years after 1996, profitability will also depend on the successful completion of clinical trials, subsequent regulatory approvals for commercialization of biopharmaceuticals under development, including BeneFIX[Trademark] rFIX and Nuemega[Registered Trademark] rhIL-11, and the timing of any such regulatory approvals.

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

Significant volatility of market valuations has been associated with the business and operations of biopharmaceutical companies. Developments involving the Company or its competitors concerning technological innovations, new commercial products, results of clinical trials, patents, proprietary rights and related infringement disputes, results of litigation, and the expense and time associated with obtaining requisite government approvals may have a significant impact on the Company's business and on its market valuation. As of June 30, 1996, four of the Company's proprietary product candidates were in human clinical trials. Phase I and phase II data are preliminary measurements of a product's safety and efficacy and do not necessarily assure positive phase III data or ultimate regulatory approval for commercial sale. The Company's market valuation could be subject to volatility based upon the outcome of clinical trials and as investors interpret the results of the Company's current and future clinical trials. In addition, the Call Option held by AHP, which expires on December 31, 1996, may have an impact on the volatility of the Company's market valuation.

                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings
- -------   -----------------

          See Note 5 of Notes to the Consolidated Condensed Financial Statements provided in Part I of this Quarterly Report on Form 10-Q, which Note is hereby incorporated by reference.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

          At the Company's Annual Meeting of Shareholders held on May 14, 1996, the following proposals were adopted by the vote specified below:

                                                                                       Withheld
                  Proposal                                          For               Authority
                  --------                                          ---               ---------

          1.      Election of Class III Directors:

                  J. Richard Crout, M.D.                        20,471,997             376,352
                  Fred Hassan                                   25,160,479             156,056
                  Gabriel Schmergel                             20,438,504             408,917


                                                                    For                 Against      Abstain
                                                                    ---                 -------      -------

          2.      Ratification of Arthur Andersen LLP as
                  the Company's independent accountant for
                  the current fiscal year                       25,189,511              23,211        12,813


                  In addition, James G. Andress will continue to serve as Class I directors until the
                  Company's 1997 Annual Meeting and Anthony B. Evnin, Robert I. Levy, Ph.D. and
                  Thomas P. Maniatis, Ph.D. will continue to serve as Class II directors until the Company's
                  1998 Annual Meeting.  Effective July 9, 1996, Benno C. Schmidt retired from the
                  Company's Board of Directors and Anthony B. Evnin was elected Chairman.

Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

     (a)    The Exhibits filed as part of this Form 10-Q are listed on the
            Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

     (b) No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GENETICS INSTITUTE, INC.
                                                    ------------------------
                                                          (Registrant)

Date:   August 8, 1996                  By:  /s/ Garen G. Bohlin
       ----------------                     ------------------------------------
                                            Garen G. Bohlin,
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and
                                            Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                        Description                             Page
- -----------                        -----------                             ----

     11             Computation of Earnings Per Share                       18

     27             Financial Data Schedule (EDGAR)