Form 10-Q/A
period 1996-06-30
GENETICS INSTITUTE INC
filed 1996-09-09
CIK 731336

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                  FORM 10-Q/A

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

29,560,000 shares of Common Stock, par value $.01 (including 12,723,110 shares represented by Depositary Shares) were outstanding on August 2, 1996.

        This amendment on Form 10-Q/A amends Form 10-Q for the quarter ended June 30, 1996 with respect to the number of Depository Shares outstanding on August 2, 1996 listed on the cover page.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GENETICS INSTITUTE, INC.
                                                    ------------------------
                                                          (Registrant)

Date:   September 9, 1996                  By:  /s/ Garen G. Bohlin
       -------------------                  ------------------------------------
                                            Garen G. Bohlin,
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and
                                            Principal Accounting Officer)