Form 10-Q
period 1996-09-30
GENETICS INSTITUTE INC
filed 1996-11-06
CIK 731336

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1996             Commission File Number 0-14587
                  ------------------                                    -------


                            GENETICS INSTITUTE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    04-2718435
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


 87 CambridgePark Drive, Cambridge, MA                               02140
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (zip code)


Registrant's telephone number, including area code    (617) 876-1170
                                                   ----------------------------

                                      None
-------------------------------------------------------------------------------
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

29,589,784 shares of Common Stock, par value $.01 (including 12,752,894 shares represented by Depositary Shares) were outstanding on November 1, 1996.

                            GENETICS INSTITUTE, INC.


                                      INDEX
                                      -----






                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

Item 1 - Financial Statements

  Consolidated Condensed Balance Sheets at
    September 30, 1996 and December 31, 1995..............................   3
  Consolidated Condensed Statements of Operations
    for the Three and Nine Months Ended September 30, 1996 and 1995 ......   4
  Consolidated Condensed Statements of Cash Flows
    for the Nine Months Ended September 30, 1996 and 1995.................   5
  Notes to Consolidated Condensed Financial Statements....................   6


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations...........................  10


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings................................................  14

Item 6 - Exhibits and Reports on Form 8-K.................................  14

Signatures................................................................  15

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited - in thousands except share amounts)

                                          September 30,       December 31,
                                              1996                1995
                                          -------------       ------------
ASSETS

Cash and cash equivalents                   $106,025            $ 33,164
Marketable securities                        232,178             217,670
Accounts receivable                           61,636              40,876
Inventories:
    Materials and supplies                     6,840               5,769
    Work in progress                           2,292                 915
    Finished goods                            16,872              14,325
                                            --------            --------

                                              26,004              21,009

Other current assets                           6,060               5,844
                                            --------            --------

    Total current assets                     431,903             318,563

Property, plant and equipment                192,617             174,826
    Less accumulated depreciation            (77,526)            (65,710)
                                            --------            --------

                                             115,091             109,116

Other assets                                   5,720               6,132
                                            --------            --------

                                            $552,714            $433,811
                                            ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                            $  6,022            $  8,936
Accrued merger consideration                      --               7,615
Other accrued expenses                        33,629              27,145
                                            --------            --------

    Total current liabilities                 39,651              43,696

Shareholders' Equity:
    Common stock, par value $.01;
      authorized 50,000,000 shares               296                 268
    Additional paid-in capital               693,454             604,013
    Accumulated deficit                     (180,687)           (214,166)
                                            --------            --------

    Total shareholders' equity               513,063             390,115
                                            --------            --------

                                            $552,714            $433,811
                                            ========            ========




   The accompanying notes are an integral part of these financial statements.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (Unaudited - in thousands except per share data)

                                             Three Months Ended       Nine Months Ended
                                               September 30,             September 30,
                                            --------------------    ----------------------

                                              1996        1995        1996          1995
                                            -------      -------    --------      --------

REVENUE
  Product sales                             $35,978      $14,841    $ 98,317      $ 61,350
  Royalties                                  17,044       14,733      60,572        38,692
  Collaborative research and development     13,440        2,920      43,935        30,133
                                            -------      -------    --------      --------

      Total revenue                          66,462       32,494     202,824       130,175

OPERATING EXPENSES
  Cost of sales                              13,395        4,260      37,795        31,140
  Research and development                   37,659       31,903     107,316        90,448
  General and administrative                  9,096        5,318      23,380        14,786
                                            -------      -------    --------      --------

      Total operating expenses               60,150       41,481     168,491       136,374
                                            -------      -------    --------      --------

INCOME (LOSS) FROM OPERATIONS                 6,312       (8,987)     34,333        (6,199)

OTHER INCOME, NET
  Investment income                           4,951        3,950      12,629        12,633
  (Loss) income of affiliates, net           (3,133)      (2,054)     (7,426)          117
  Other, net                                   (298)         785      (1,382)       (1,718)
                                            -------      -------    --------      --------

      Total other income, net                 1,520        2,681       3,821        11,032
                                            -------      -------    --------      --------

INCOME (LOSS) BEFORE INCOME TAXES             7,832       (6,306)     38,154         4,833

Provision for taxes on income                    --         (877)       (910)       (1,147)
                                            -------      -------    --------      --------

NET INCOME (LOSS)                           $ 7,832      $(7,183)   $ 37,244       $ 3,686
                                            =======      =======    ========       =======

NET INCOME (LOSS) PER COMMON SHARE          $   .25      $  (.27)   $   1.22       $   .14
                                            =======      =======    ========       =======

Weighted average common and common
  equivalent shares outstanding              31,727       26,745      30,551        27,225
                                            -------      -------    --------      --------


   The accompanying notes are an integral part of these financial statements.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                           Nine Months Ended September 30,
                                                           -------------------------------

                                                             1996                  1995
                                                           ---------             ---------
OPERATING ACTIVITIES
Net income                                                 $  37,244             $   3,686
Adjustments to reconcile net income
   to net cash provided by (used in) operating
   activities -
      Depreciation and amortization                           12,414                13,386
      Equity in loss (income) of affiliates                    7,426                  (117)
      Compensation related to incentive plans                  1,231                   535
      Changes in assets and liabilities                      (22,401)              (22,510)
                                                           ---------             ---------
Net cash provided by (used in) operating activities           35,914                (5,020)
                                                           ---------             ---------
INVESTING ACTIVITIES
Purchase of marketable securities                           (164,536)             (168,619)
Proceeds from sale/maturity of marketable securities         146,263               215,054
Payment of merger consideration                               (7,614)                   --
Additions to property, plant and equipment                   (23,306)              (18,183)
Investments in affiliates                                     (7,426)               (1,720)
Other investing activities                                       293                   993
                                                           ---------             ---------

Net cash provided by (used in) investing activities          (56,326)               27,525
                                                           ---------             ---------
FINANCING ACTIVITIES
Proceeds from stock issuances                                 13,149                 4,349
Proceeds from sale-leaseback transaction                       5,035                    --
Proceeds from exercise of warrants                            75,089                    --
                                                           ---------             ---------

Net cash provided by financing activities                     93,273                 4,349
                                                           ---------             ---------

Net increase in cash and cash equivalents                     72,861                26,854

Cash and cash equivalents, beginning of period                33,164                21,793
                                                           ---------             ---------

Cash and cash equivalents, end of period                   $ 106,025             $  48,647
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

2. Transactions with American Home Products Corporation

   On September 19, 1991, the Company and American Home Products Corporation ("AHP") entered into an Agreement and Plan of Merger (the "AHP Transaction") that was consummated on January 16, 1992 through which AHP acquired a 60% interest in the Company. In connection with the AHP Transaction, the Company issued 9,466,709 new shares of Common Stock to AHP for an aggregate purchase price of approximately $300.0 million and, for shares of Common Stock owned, the Company's shareholders received a combination of cash and Depositary Shares subject to a call option. Under the terms of the call option, AHP has the right but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $85.00 per share.

   Independent of its right to call the Depositary Shares, AHP is permitted to acquire additional Depositary Shares through open market purchases or privately negotiated purchases, provided that during the term of the call option its aggregate holdings do not exceed 75% of the Company's outstanding equity, subject to certain exceptions. As of September 30, 1996, AHP's total ownership position in the Company approximated 60%.

   The Company is engaged in collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve (rhIL-12), an immune system modulatory protein, and the commercialization of Neumega[Registered Trademark] recombinant human interleukin-eleven
   (rhIL-11), a blood cell growth factor. A collaboration with AHP in the area of cellular adhesion discovery research ended as scheduled during the second quarter of 1995. Collaborative research and development revenue includes $1.1 million and $6.8 million, respectively, for the three and nine month periods ended September 30, 1996 and $0.9 million and $8.7 million, respectively, for the three and nine month periods ended September 30, 1995, relating to these collaborations with AHP. (Loss) income of affiliates, net, includes losses of $(1.4) million and $(3.1) million for the three and nine month periods ended September 30, 1996, and losses of $(0.1) million and $(1.6) million for the three and nine month periods ended September 30, 1995, relating to these collaborations with AHP.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


3. Investments in Debt Securities

   The Company's investment portfolio of debt securities consists of cash equivalents classified as held-to-maturity and marketable securities classified as available-for-sale. The fair value of cash equivalents approximated the amortized cost of $105.3 million at September 30, 1996.
   Aggregate fair value, amortized cost and average maturity for marketable securities held at September 30, 1996 and December 31, 1995 are presented below. The average maturities presented below include estimates of the effective life for certain securities whose actual maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without call or prepayment penalties.


                                        Amortized        Gross Unrealized          Fair
                                          Cost        Holding Gains (Losses)       Value
                                        ---------     ----------------------     --------

September 30, 1996
(In thousands)

U.S. Government and Agency
   securities (average maturity
   of 2.8 years)                        $108,718      $  689        $  (653)     $108,754

Corporate and other debt securities
   (average maturity of 2.9 years)       123,453         490           (519)      123,424
                                        --------      ------        -------      --------

                                        $232,171      $1,179        $(1,172)     $232,178
                                        ========      ======        =======      ========
December 31, 1995
   (In thousands)

U.S. Government and Agency
   securities (average maturity
   of 3.5 years)                        $138,498      $2,823        $  (266)     $141,055

Corporate and other debt securities
   (average maturity of 2.6 years)        75,400       1,292            (77)       76,615
                                        --------      ------        -------      --------
                                        $213,898      $4,115        $  (343)     $217,670
                                        ========      ======        =======      ========


   The fair value of marketable securities at September 30, 1996 was approximately equal to the amortized cost. For the three and nine month periods ended September 30, 1996, changes in the net unrealized holding gain
   (loss) of $0.5 million and $(3.8) million, respectively, are recorded in shareholders' equity. Gross realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 1996 and 1995 were not material to the results of operations.

                    GENETICS INSTITUTE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4. (Loss) Income of Affiliates, Net

   (Loss) income of affiliates, net consists of the Company's share of benchmark payments or license fees received by the joint ventures, net of the Company's share of research and development expenses incurred by affiliated joint ventures (excluding any research and development or other services provided by the Company to the joint ventures). The Company's share of the joint ventures' revenues, which ranges from 50% to 62.5%, is generally distributed when received by the joint venture. The Company's share of the joint ventures' expenses, which ranges from 25% to 50%, is generally funded as incurred. Investments in such affiliates are accounted for on the equity method and amounted to $0.9 million and $1.6 million at September 30, 1996 and December 31, 1995, respectively.

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

   The Company's (loss) income of affiliates, net for the three and nine months ended September 30, 1996 and 1995 was as follows (in thousands):


                                   Three months ended September 30,   Nine months ended September 30,
                                   --------------------------------   -------------------------------
                                           1996        1995                1996          1995
                                         -------      -------            --------      --------

Combined net (loss) of
   affiliated joint ventures             $(9,015)     $(7,461)           $(22,494)     $(14,305)
                                         =======      =======            ========      ========
Company share of joint
   ventures' net (loss) based on
   ownership percentage share of
   revenues and expenses                  (4,457)      (3,448)            (11,102)       (6,088)

Elimination of Company share
   of joint venture expenses
   attributable to services provided
   by or benchmarks paid to the
   Company                                 1,324        1,394               3,676         6,205
                                         -------      -------            --------      --------
(Loss) income of affiliates, net         $(3,133)     $(2,054)           $ (7,426)     $    117
                                         =======      =======            ========      ========



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

   The Company can provide no assurance as to the outcome of these European proceedings. If as a result of these proceedings Boehringer Mannheim is forced to withdraw from any or all markets, the Company's future royalty income from Boehringer Mannheim, (which, excluding $11.4 million recognized in connection with the termination of an escrow arrangement, totaled $17.0 million for the nine month period ended September 30, 1996), could be reduced or eliminated.

   In the opinion of the Company, although the outcome of any currently pending litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position but could be material to the Company's future results of operations in any one accounting period.

6. Acquisition of SciGenics, Inc.

   In the fourth quarter of 1995, the Company acquired 100% of the callable common stock of SciGenics, Inc. ("SciGenics"). The acquisition was made pursuant to the terms of a cash tender offer in which the Company acquired approximately 67% of the callable common stock of SciGenics at $14.00 per share. The remaining equity interest in SciGenics was acquired upon the merger of a wholly owned subsidiary of the Company into SciGenics, with SciGenics being the surviving corporation. In the merger, each share of callable common stock of SciGenics not held by the Company was converted into the right to receive $14.00 in cash for a total purchase price of $29.3 million for the 2,090,909 shares acquired. As of December 31, 1995, SciGenics shareholders holding 543,908 shares indicated their intention to demand an appraisal of the fair value of their shares under Delaware law and the Company accrued merger consideration of $14.00 per share for those shares. During the first quarter of 1996, certain of these shareholders elected to forego the appraisal process and tendered their shares. On April 7, 1996, all appraisal rights expired without any appraisal actions being filed and, during the second quarter of 1996, substantially all the remaining SciGenics shares were tendered for $14.00 per share.

7. Warrants

   Approximately 2.1 million warrants for the purchase of the Company's Common Stock at an exercise price of $35.92 per share were exercised on or before May 31, 1996, the expiration date of the warrants, providing the Company with $75.1 million of proceeds. Upon exercise, each warrant was converted into six-tenths of a Depositary Share and $20.00 in cash, which represented the same consideration received by shareholders in the AHP Transaction. As a result of the warrant exercises, the Company issued 836,149 shares of Common Stock to AHP and 1,254,224 Depositary Shares to warrant holders which contributed to a decrease in AHP's total ownership position in the Company from approximately 62% at March 31, 1996 to approximately 60% at September 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   OVERVIEW

   Genetics Institute, Inc. and subsidiaries (the "Company") are principally engaged in discovering, developing and commercializing biopharmaceutical products using recombinant DNA and related technologies.

   The Company and American Home Products Corporation ("AHP") entered into a transaction (the "AHP Transaction") through which AHP acquired a majority interest in the Company effective January 16, 1992 (see Note 2 of Notes to Consolidated Condensed Financial Statements). Under the terms of a call option, AHP has the right, but not the obligation, to purchase the outstanding Depositary Shares that it does not own, in whole but not in part, at any time until December 31, 1996, at a call price of $85.00 per share (the "Call Option").

   RESULTS OF OPERATIONS

   Three and Nine Months Ended September 30, 1996 and 1995. The Company reported net income of $7.8 million for the third quarter ended September 30, 1996 and net income of $37.2 million for the nine months ended September 30, 1996, compared with a net loss of $7.2 million for the third quarter ended September 30, 1995 and net income of $3.7 million for the nine months ended September 30, 1995.

   The Company's revenues include product sales from the supply of recombinant human antihemophilic factor concentrate ("rhAHF") to Baxter Healthcare Corporation ("Baxter"), royalties on sales of products by licensees, and collaborative research and development revenue for activities conducted under agreements with the Company's joint venture partners and certain licensees. Revenue for the third quarter of 1996 totaled $66.5 million, an increase of 105%, or $34.0 million, from the third quarter of 1995. Nine month revenue of $202.8 million increased 56% from the prior year level.

   Product sales of $36.0 million for the third quarter of 1996 increased $21.1 million from the third quarter of 1995, and increased 60% for the first nine months of 1996, due primarily to increases in the unit volume of rhAHF shipped to Baxter. Royalties increased 16%, or $2.3 million, to $17.0 million for the third quarter of 1996 primarily due to increases in the volume of Baxter's sales of Recombinate[Trademark] Antihemophilic Factor (Recombinant) and in the volume of licensees' sales of erythropoietin ("EPO"). Royalties for the first nine months of 1996 increased 57% to $60.6 million. The increase in the volume of EPO sold by licensees was partly offset by a governmental reduction of the price of EPO products in Japan, which was effective April 1, 1996. In January 1996, the company expanded and restructured its license agreement with Boehringer Mannheim GmbH
   ("Boehringer Mannheim") for EPO. Under the amended agreement, the Company licensed Boehringer Mannheim to sell EPO in additional countries in the Asia-Pacific area and Boehringer Mannheim agreed to pay the Company license fees and future benchmark payments for the expanded territories. The restructuring also provides Boehringer Mannheim with greater financial responsibility for and control over the prosecution and settlement of patent suits against third party infringers, and Boehringer Mannheim agreed to release from escrow $8.0 million in royalties it previously withheld from the Company to finance such litigation expenses, and to cease to withhold any additional royalties for this purpose. The restructuring established a new royalty rate applicable to Boehringer Mannheim's original territories that cannot be decreased by any future EPO patent settlement or for any other reason. Royalties in the first nine months of 1996 included $11.4 million recognized in the first quarter of 1996 (including the $8.0 million released from escrow) relating to the termination of the escrow arrangement. Excluding this one-time amount, royalties for the first nine months of 1996 increased 27%, or $10.5 million, to $49.2 million, primarily due to the increases in the volume of licensees' sales discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Collaborative research and development revenue increased $10.5 million to $13.4 million for the third quarter of 1996, due primarily to the timing of benchmark payments under existing collaborative agreements, and increased 46%, or $13.8 million, to $43.9 million for the first nine months of 1996. Collaborative research and development revenue includes payments of $12.5 million in both the second quarter of 1996 and in the first quarter of 1995 relating to an agreement between the Company and Sofamor Danek Group, Inc. to commercialize recombinant human bone morphogenetic protein-two ("rhBMP-2") in North America for use in certain surgical procedures involving the spine. Collaborative research and development revenue for the first nine months of 1996 includes license fees and benchmark payments totaling $10.0 million, recorded in the first quarter of 1996, relating to the agreement with Boehringer Mannheim discussed above. Collaborative research and development revenue includes $1.1 million and $0.9 million for the third quarters of 1996 and 1995, respectively, and $6.8 million and $8.7 million for the first nine months of 1996 and 1995, respectively, relating to collaborations with AHP in the development and commercialization of recombinant human interleukin-twelve ("rhIL-12"), an immune system modulatory protein, and in 1995 in the commercialization of Neumega[Registered Trademark] recombinant human interleukin-eleven ("rhIL-11") and in the area of cellular adhesion discovery research.

   Cost of sales includes royalties payable to third parties upon the receipt of certain royalty revenues from licensees. Such third party royalties totaled $2.2 million and $2.0 million in the third quarters of 1996 and 1995, respectively. Cost of sales excluding such third party royalties, as a percentage of product sales, was 31% and 15% for the third quarters of 1996 and 1995, respectively, and 31% and 43% for the first nine months of 1996 and 1995, respectively. In the third quarter of 1995, the Company recorded an adjustment to cost of sales as a result of a change in the estimated unit manufacturing costs of rhAHF for the 1995 production year. Excluding this adjustment, cost of sales as a percentage of product sales for the third quarter of 1995 was 39%. The significant improvement in gross margin for the first nine months of 1996 was primarily due to lower rhAHF unit manufacturing costs.

   Research and development expense increased 18% to $37.7 million in the third quarter of 1996 as compared with the third quarter of 1995 and increased 19% for the first nine months of 1996, primarily due to the expansion of certain clinical development programs and increases in the cost of the Company's discovery research programs in the genomics field. General and administrative expenses increased 71% in the third quarter of 1996 to $9.1 million and increased 58% in the first nine months of 1996, primarily due to expansion of the Company's commercial operations function and to an increase in market development and other preparatory activities related to the expected commercialization of BENEFIX[Trademark] recombinant Factor IX ("rFIX"). General and administrative expenses for 1996 are expected to continue to exceed those recorded in 1995 as the Company puts in place the commercial infrastructure necessary to market and sell BENEFIX[Trademark] rFIX in North America.

   Investment income increased 25% in the third quarter of 1996 as compared with the comparable period of a year ago, primarily due to higher average balances of cash equivalents and marketable securities. The increase in cash equivalents and marketable securities relates primarily to the proceeds of $75.1 million received by the Company upon exercise of warrants in the first half of 1996.

   (Losses) of affiliates, net, of ($3.1) million and ($7.4) million were recorded in the three and nine months ended September 30, 1996, respectively, and (losses) income of affiliates, net, of ($2.1) million and $0.1 million were recorded in the three and nine months ended September 30, 1995, respectively. Certain of the Company's product development activities in Japan are being conducted through GI-Yamanouchi, Inc. (the "GYJ"), a joint venture with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). In the second

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   quarter of 1995, the GYJ assigned its rights to the development and commercialization of rhBMP-2 in Japan to Yamanouchi and the Company recognized income of affiliates of $7.3 million in connection with this transaction. In addition, the Company is conducting certain rhIL-12 product development activities through IL-12 Partners, a joint venture with AHP.
   (Loss) income of affiliates, net includes $(1.4) million and $(0.1) million for the third quarter of 1996 and 1995, respectively, and $(3.1) million and $(1.6) million for the first nine months of 1996 and 1995, respectively, relating to the rhIL-12 collaboration with AHP.

   The Company did not record a provision for income taxes in the third quarter of 1996 based on management's present estimate that sufficient provision for 1996 income taxes was recorded in the first half of the year.

   LEGAL PROCEEDINGS

   The Company is engaged in various legal proceedings including patent litigation of a nature considered normal to its business. See Note 5 of the Notes to Consolidated Condensed Financial Statements which is incorporated by reference herein.

   LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and marketable securities (recorded at fair value) totaled $338.2 million at September 30, 1996, an increase of $87.4 million from December 31, 1995. For the first nine months of 1996, $35.9 million in cash was provided by operating activities. In addition, the Company received proceeds of $75.1 million from the exercise of warrants, $13.1 million from the issuance of stock (primarily from the exercise of stock options), and $5.0 million from the sale-leaseback of equipment. These sources of cash were offset primarily by investments of $23.3 million in plant and equipment, the payment of merger consideration of $7.6 million to complete the acquisition of SciGenics, Inc. and investments of $7.4 million in affiliated joint ventures.

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

   FINANCIAL OUTLOOK

   The Company expects to be profitable for the fourth quarter of 1996 and for the full year 1997, based principally on the current outlook for existing core business arrangements. However, the level of the Company's profitability for the fourth quarter of 1996 and the first quarter of 1997 is expected to be lower than that in the first three quarters of 1996 due primarily to the timing of benchmark payments under existing collaborative research and development agreements. The level of the Company's profitability for those periods and thereafter depends upon a number of factors including: the volume and cost of bulk

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   rhAHF concentrate manufactured by the Company and sold to Baxter; the Company's ability to manufacture sufficient quantities of bulk rhAHF concentrate to meet Baxter's requirements; the volume and price of Baxter's sales of Recombinate[Trademark] Antihemophilic Factor (Recombinant); licensees' sales of EPO and the impact of infringement litigation on EPO royalty income (as discussed in "Legal Proceedings" above); the success of the Company's development collaborations with others (including AHP) and the achievement of development benchmarks under existing collaborative arrangements; and the ability of the Company to consummate new collaborative agreements. For 1997 and for years after 1997, profitability will also depend on the successful completion of clinical trials, subsequent regulatory approvals for commercialization of biopharmaceuticals under development, including BENEFIX[Trademark] rFIX and Nuemega[Registered Trademark] rhIL-11, and the timing of any such regulatory approvals.

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

   Significant volatility of market valuations has been associated with the business and operations of biopharmaceutical companies. Developments involving the Company or its competitors concerning discovery research programs, technological innovations, new commercial products, results of clinical trials, patents, proprietary rights and related infringement disputes, results of litigation, and the expense and time associated with obtaining requisite government approvals may have a significant impact on the Company's business and on its market valuation. As of September 30, 1996, four of the Company's proprietary product candidates were in human clinical trials. Phase I and phase II data are preliminary measurements of a product's safety and efficacy and do not necessarily assure positive phase III data or ultimate regulatory approval for commercial sale. The Company's market valuation could be subject to volatility based upon the outcome of clinical trials and as investors interpret the results of the Company's current and future clinical trials. The Company's market valuation could also be subject to volatility based upon the rate and timing of the cloning of novel genes in the Company's DiscoverEase[Trademark] Program. In addition, the Call Option held by AHP, which expires on December 31, 1996, may have an impact on the volatility of the Company's market valuation.

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

    (b) No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENETICS INSTITUTE, INC.
                               ------------------------
                               (Registrant)




Date:  November 6, 1996        By: /s/ Garen G. Bohlin
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




Date:  November 6, 1996        By: /s/ Garen G. Bohlin
       ----------------            ------------------------------------
                                   Garen G. Bohlin,
                                   Executive Vice President and Chief Financial
                                   Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------





Exhibit No.                      Description
-----------                      -----------

   10.1 Cross-License Agreement among Genetics Institute, Stryker Corporation and Creative BioMolecules, Inc., dated as of July 15, 1996

   11             Computation of Earnings Per Share

   27             Financial Data Schedule (EDGAR)